Form 10-Q
period 2000-06-30
NELNET STUDENT LOAN CORP- 2
filed 2000-08-14
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -------------------------------------------------

  Commission file number                      333-93865
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-2
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                              84-1518863
------------------------------                              ------------------
State or  other  jurisdiction                                (I.R.S. Employer
of incorporation or organization                           Identification  No.)

            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-7272
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Stock                             Amount Outstanding
      Common Stock, No par value                  1,000 Shares of Common Stock
                                                      as of June 30, 2000

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                       Page No.
                                                                      ---------
PART I. - FINANCIAL INFORMATION

    Item 1.Financial Statements

                  Balance Sheet as of June 30, 2000............................3
                  Statement of Operations for the period ended June 30, 2000...4 Statement of Stockholder's Deficit for the
                    period ended June 30, 2000.................................5
                  Statement of Cash Flows for the period ended June 30, 2000...6
                  Note to Financial Statements.................................7


    Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................... 8

    Item 3.Quantitative and Qualitative Disclosures About Market Risk .........9

PART II. - OTHER INFORMATION

    Item 1.Legal Proceedings................................................. 10
    Item 2.Changes in Securities..............................................10
    Item 3.Defaults upon Senior Securities................................... 10
    Item 4.Submission of Matters to a Vote of Security Holders............... 10
    Item 5.Other Information................................................. 10
    Item 6.Exhibits and Reports on Form 8-K.................................. 11

NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEET
JUNE 30, 2000
(UNAUDITIED)


--------------------------------------------------------------------------------

                             ASSETS

Cash and cash equivalents                                       $ 210,629,191

Student loans receivable including net premiums, net of
allowance for loan losses                                         766,480,772

Accrued interest receivable                                        22,585,616

Debt issuance cost, net of accumulated amortization                 4,103,574

Income taxes receivable                                               189,033

Other assets                                                            1,000
                                                               --------------
        Total assets                                           $1,003,989,186
                                                               ==============

              LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities:

        Notes payable                                          $1,000,000,000

        Accrued interest payable                                    3,481,420

        Other liabilities                                             842,826
                                                               --------------

               Total liabilities                               $1,004,324,246
                                                               --------------

Stockholder's deficit:

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                    $        1,000

        Accumulated deficit                                          (336,060)
                                                               --------------
               Total stockholder's deficit                           (335,060)
                                                               --------------
               Total liabilities and stockholder's deficit     $1,003,989,186
                                                               ==============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF OPERATIONS
PERIOD ENDED JUNE 30, 2000 /1
(UNAUDITED)


Revenues:

        Loan interest                                              $5,335,990

        Investment interest                                           935,332

        Other                                                           9,645
                                                                   ----------
               Total revenues                                      $6,280,967
                                                                   ==========

Expenses:

        Interest on notes                                          $5,553,720

        Loan servicing fees                                           661,602

        Trustee and broker fees                                       207,619

        Amortization  of debt issuance costs                           69,552

        Amortization of loan premiums                                 113,567

        Other general and administrative                              200,000
                                                                   ----------
               Total expenses                                      $6,806,060
                                                                   ==========

        Loss before income taxes                                    (525,093)

Income tax benefit                                                  (189,033)
                                                                  -----------
        Net loss                                                  $ (336,060)
                                                                  ===========

        See accompanying note to financial statements.

        /1 Commenced active business on June 1, 2000.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S DEFICIT
PERIOD ENDED JUNE 30, 2000 /1
(UNAUDITED)




                                                  ADDITIONAL                              TOTAL
                                    COMMON          PAID IN        ACCUMULATED        STOCKHOLDER'S
                                    STOCK           CAPITAL          DEFICIT             DEFICIT
                                  -----------    --------------   ---------------    --------------
Balances at June 1, 2000              $1,000                --                0             $1,000

Net Loss, for the period
   ended June 30, 2000                    --                --         (336,060)          (336,060)
                                 -----------    --------------    --------------     --------------
Balance at June 30, 2000              $1,000                --        $(336,060)         $(335,060)
                                 ===========    ==============    ==============     ==============

        See accompanying note to financial statements.

        /1 Commenced active business on June 1, 2000.



NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF CASH FLOWS
PERIOD ENDED JUNE 30, 2000 /1
(UNAUDITED)


-----------------------------------------------------------------------------


Cash flows from operating activities:
      Net loss                                                    $  (336,060)

    Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization                                                      183,119
    Provision for loan losses, net of charge offs                     199,395
    Increase in accrued interest receivable                       (22,585,616)
    Increase in accrued interest payable                            3,481,420
    Increase in other liabilities                                     842,826
    Decrease in income tax receivable                                (189,033)
                                                                 ------------
         Net cash used in operating activities                    (18,403,949)
                                                                 ------------

Cash flows from investing activities:
      Purchase of student loans, including premiums              (772,158,316)
      Net proceeds from student loan principal payments             5,364,582
                                                                 ------------
        Net cash used in investing activities                    (766,793,734)
                                                                 ------------

Cash flows from financing activities:
      Issuance of Notes                                         1,000,000,000
      Payment of debt issuance costs                               (4,173,126)
                                                                 ------------
        Net cash provided by financing activities                 995,826,874
                                                                 ------------

Net increase in cash and cash equivalents                         210,629,191

Cash and cash equivalents, beginning of period
                                                                            0
                                                                 ------------
Cash and cash equivalents, end of period                         $210,629,191
                                                                 ============

See accompanying note to financial statements.



  /1 Commenced active business on June 1, 2000.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000



(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-2 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of operations for the period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The Company commenced its business operations on June 1, 2000. The financial statements are unaudited and present financial information reflecting the operations of the Company from June 1, 2000 to June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Approximately $798,228,800 of these proceeds were utilized on June 1, 2000 for the purchase of student loans. Substantially all of the remaining proceeds in the Acquisition Fund of the Trust Estate were utilized on July 3, 2000 for the purchase of student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Period Ended June 30, 2000
--------------------------

        REVENUES. Revenues since inception consisted primarily of interest earned on student loans. The amount of interest reported for the period ended June 30, 2000 was derived from student loans in an aggregate principal amount of approximately $751,650,000. The average effective annual interest rate of interest income on student loans during the period ended June 30, 2000 was approximately 8.52%.

        EXPENSES. Since inception the Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the period ended June 30, 2000 the Company's debt outstanding was approximately $1,000,000,000, and the average annual cost of borrowings was approximately 6.66%.

        NET LOSS. Since inception, a net loss existed in the amount of $336,060. This net loss is primarily due to the Company's cost of borrowings being greater than the earnings on proceeds of the Notes in the approximate amount of $186,500,000, which had not been invested in student loan assets for the period ended June 30, 2000.

        Since  inception,   there  were  no  unusual  or  infrequent  events  or
transactions or any significant economic dangers that materially affected the amount of reported income.


LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Reserve Fund is fully funded under the terms of the Indenture.

        It is anticipated that regular payments under the terms of the student loans, as well as early prepayment, will reduce the number of student loans held in the trust estate created under the Indenture. The Company is authorized under the Indenture to use principal receipts from student loans to purchase additional student loans until June 1, 2003. Thereafter, principal receipts from student loans will be used to redeem the Notes.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Those student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

        The Company attempts to manage its interest rate risk by funding its portfolio of student loans with variable rate debt instruments. The Company's Notes bear interest at a rate that is reset periodically by means of auction procedures, or by reference to the London Interbank Offered Rate ("LIBOR"). By funding its student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its student loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its student loans, but the interest expense on the Notes should also be lower.

        The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The interest rates on each series of LIBOR Rate Notes is based generally on the LIBOR Rate then in effect for the applicable interest rate period. The student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the interest rates on student loans and the interest rates on the Notes, there could be periods of time when the rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, LIBOR or auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

        A quantitative analysis of market risk for the Company's financial instruments will be conducted as the Company's business operations continue.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

               Notes were issued by the Company on June 1, 2000 in the amount of $1,000,000,000. The proceeds of this issuance were deposited in the Trust Estate or utilized to pay certain expenses associated with the issuance as noted below:

                      Deposit to Acquisition Fund                $  986,190,000
                      Deposit to Reserve Fund                    $    7,500,000
                      Deposit to Revenue Fund                    $    3,060,000
                      Proceeds utilized for the payment of
                      Underwriter's Discount and Structuring Fee $    3,250,000
                                                                 --------------
                      Total                                      $1,000,000,000

               Approximately $798,228,800 of proceeds in the Acquisition Fund were utilized on June 1, 2000 for the purchase of student loans. Approximately $1,450,000 of the proceeds deposited in the Acquisition Fund were set aside to pay costs of issuing the Notes. On July 3, 2000 substantially all of the remaining proceeds in the Acquisition Fund were utilized for the purchase of additional student loans.

               Paine Weber Incorporated served as the managing underwriter for the Notes. The Notes were issued pursuant to a Registration Statement on Form S-3, Registration No. 333-03865, that was declared effective by the Securities and Exchange Commission on February 15, 2000. The Notes were designated as the Company's Student Loan Asset-Backed Auction Rate Notes Series 2000. Net proceeds to the Company after underwriting discounts and other expenses amounted to $995,300,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5. OTHER INFORMATION.

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                                        Description

        3.1     Articles of Incorporation of the Company are filed herewith.

        3.2     By-Laws of the Company are filed herewith.

        4.1 Indenture of Trust between the Company and Zions First National Bank dated June 1, 2000 (Incorporated by reference to the Company's current report on From 8-K filed June 16, 2000).

        4.2 Series 2000 Supplemental Indenture of Trust between the Company and Zions First National Bank dated June 1, 2000 (Incorporated by reference to the Company's current report on Form 8-K filed June 16, 2000).

        10.1 Servicing Agreement dated June 1, 2000 between the Company and NELnet, Inc. is filed herewith.

        27.1    Financial Data Schedule is filed herewith.


REPORTS ON FORM 8-K

        The Company filed a current report on Form 8-K on June 16, 2000, relating to issuance of the Company's Notes.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NELNET STUDENT LOAN CORPORATION-2



                             By: /s/ Terry J. Heimes
                                ----------------------------------------
                                     Terry J. Heimes, Vice President
                                     (Principal Executive Officer)



                             By: /s/ Jim Kruger
                                ----------------------------------------
                                     Jim Kruger, Vice President
                                    (Principal Financial and Accounting Officer)


                              Date: August 14, 2000

                                  EXHIBIT INDEX

        Exhibit

          3.1          Articles of Incorporation

          3.2          By-Laws

         10.1          Servicing Agreement

         27.1          Financial Data Schedule