Form 10-Q
period 2000-09-30
NELNET STUDENT LOAN CORP- 2
filed 2000-11-14
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Stock                                 Amount Outstanding
         --------------                                 ------------------
   Common Stock, No par value                      1,000 Shares of Common Stock
                                                     as of September 30, 2000

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

  Item 1.Financial Statements

            Balance Sheet as of September 30, 2000.............................3
            Statements of Operations for the three months ended and
              period June 1, 2000 through September 30, 2000...................4
            Statement of Stockholder's Deficit for the period
              June 1, 2000 through September 30, 2000..........................5
            Statement of Cash Flows for the period
              June 1, 2000 through September 30, 2000..........................6
            Note to Financial Statements.......................................7


  Item 2.Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 8

  Item 3.Quantitative and Qualitative Disclosures About Market Risk .......... 9

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings................................................... 10
  Item 2.Changes in Securities............................................... 10
  Item 3.Defaults upon Senior Securities..................................... 10
  Item 4.Submission of Matters to a Vote of Security Holders................. 10
  Item 5.Other Information................................................... 10
  Item 6.Exhibits and Reports on Form 8-K.................................... 11

NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)


--------------------------------------------------------------------------------

                             ASSETS

Cash and cash equivalents                                        $  468,828

Student loans receivable including net premiums, net of
allowance for loan losses                                       940,378,951

Accrued interest receivable                                      30,791,228

Restricted cash - held by Trustee                                27,179,367

Debt issuance costs, net of accumulated amortization              4,330,748

Income taxes receivable                                             288,167
                                                             --------------
        Total assets                                         $1,003,437,289
                                                             ==============

              LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities:

        Notes payable                                        $1,000,000,000

        Accrued interest payable                                  2,742,365

        Other liabilities                                         1,206,221
                                                             --------------
               Total liabilities                             $1,003,948,586
                                                             --------------

Stockholder's deficit:

        Common stock, no par value.  Authorized
        1,000 shares; issued 1,000 shares                         $   1,000

        Accumulated deficit                                        (512,297)
                                                             --------------

               Total stockholder's deficit                         (511,297)
                                         -                   --------------
               Total liabilities and stockholder's deficit   $1,003,437,289
                                                             ==============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AND  PERIOD JUNE 1,  2000 THROUGH SEPTEMBER  30,  2000
(UNAUDITED)




                                        Three Months Ended  June 1, 2000 through
                                         September 30, 2000  September 30, 2000
                                        ------------------  -------------------
Revenues:
        Loan interest                         $20,425,101       $25,761,091

        Investment interest                       599,840         1,535,172

        Other                                      37,025            46,670
                                              -----------       ------------

               Total revenues                 $21,061,966       $27,342,933
                                              ===========       ===========

Expenses:
        Interest on notes                     $16,863,970       $22,417,690

        Loan servicing fees                     2,261,562         2,923,164

        Trustee and broker fees                   752,198           959,817

        Amortization  of loan premiums
        and debt issuance costs                   611,513           794,632


        Other general and administrative          848,094         1,048,094
                                              -----------       -----------

               Total expenses                 $21,337,337       $28,143,397
                                              ===========       ===========

        Loss before income taxes                 (275,371)         (800,464)


Income tax benefit                                (99,134)         (288,167)
                                              -----------       -----------

        Net loss                              $  (176,237)      $  (512,297)
                                              ===========       ===========

        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S DEFICIT
PERIOD JUNE 1, 2000 THROUGH SEPTEMBER 30, 2000
(UNAUDITED)




                                                  ADDITIONAL                              TOTAL
                                    COMMON          PAID IN         ACCUMULATED       STOCKHOLDER'S
                                    STOCK           CAPITAL           DEFICIT            DEFICIT
                                  -----------    --------------   ----------------   ---------------

Balances at June 1, 2000              $1,000                --                 $0            $1,000

Net loss, for the period
  June 1, 2000 through
  September 30, 2000                      --                --           (512,297)         (512,297)
                                  -----------    --------------   ----------------   ---------------

Balance at September 30, 2000         $1,000                --          $(512,297)        $(511,297)
                                  ===========    ==============   ================   ===============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF CASH FLOWS
PERIOD JUNE 1, 2000 THROUGH SEPTEMBER 30, 2000
(UNAUDITED)



Cash flows from operating activities:
      Net loss                                                     $  (512,297)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
    Amortization of loan premiums and debt issuance costs              794,632
    Provision for loan losses, net of charge offs                      295,049
    Increase in accrued interest receivable                        (30,791,228)
    Increase in accrued interest payable                             2,742,365
    Increase in other liabilities                                    1,206,221
    Increase in income taxes receivable                               (288,167)
    Decrease in other assets                                             1,000
                                                                  ------------
        Net cash used in operating activities                      (26,552,425)
                                                                  ------------

Cash flows from investing activities:
      Purchase of student loans, including premiums               (973,717,152)
      Net proceeds from student loan principal payments             32,293,398
      Increase in restricted cash - held by Trustee                (27,179,367)

                                                                 -------------
        Net cash used in investing activities                     (968,603,121)
                                                                 -------------

Cash flows from financing activities:
      Proceeds from issuance of notes payable                    1,000,000,000
      Payment of debt issuance costs                                (4,375,626)
                                                                 -------------
        Net cash provided by financing activities                  995,624,374
                                                                 -------------

Net increase in cash and cash equivalents                              468,828

Cash and cash equivalents, beginning of period
                                                                            --
                                                                    ----------
Cash and cash equivalents, end of period                            $  468,828
                                                                    ==========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000



(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-2 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of operations for the period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The Company commenced its business operations on June 1, 2000. The financial statements are unaudited and present financial information reflecting the operations of the Company from June 1, 2000 to September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring, holding and selling from time to time student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Approximately $798,228,800 of these proceeds were utilized on June 1, 2000 for the purchase of student loans. Substantially all of the remaining proceeds were utilized on July 3, 2000 for the purchase of student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended September 30, 2000
-------------------------------------

        REVENUES. Revenues for the three months ended September 30, 2000 consisted primarily of interest earned on student loans. The amount of interest reported for the three months ended September 30, 2000 was derived from student loans in an aggregate principal amount of approximately $923,200,000. The average effective annual interest rate of interest income on student loans during the three months ended September 30, 2000 was approximately 8.91%.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the three months ended September 30, 2000 the Company's debt outstanding was approximately $1,000,000,000, and the average annual cost of borrowings was approximately 6.75%. Loan servicing expense for the three months ended September 30, 2000 was approximately $2,262,000. The average annual rate of servicing realized on the average principal amount of student loans was 1.00%.

        NET LOSS. For the three months ended September 30, 2000, a net loss has been recognized in the amount of $176,237. This net loss is attributable to a significant amount of amortization of loan premiums.

Period June 1, 2000 through September 30, 2000
----------------------------------------------

        REVENUES. Revenues since inception consisted primarily of interest earned on student loans. The amount of interest reported for the period June 1, 2000 through September 30, 2000 was derived from student loans in an aggregate principal amount of approximately $923,200,000. The average effective annual interest rate of interest income on student loans during the period June 1, 2000 through September 30, 2000 was approximately 8.83%.

        EXPENSES. Since inception the Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the period June 1, 2000 through September 30, 2000 the Company's debt outstanding was approximately
$1,000,000,000, and the average annual cost of borrowings was approximately 6.73%. Loan servicing expense for the period June 1, 2000 through September 30, 2000 was approximately $2,923,000. The average annual rate of servicing realized on the average principal amount of student loans was 1.00%.

        NET LOSS. Since inception, a net loss has been recognized in the amount of $512,297. This net loss for the period June 1, 2000 through September 30, 2000 is attributable in part to a significant amount of amortization of loan premiums. Additionally, there was approximately $200,000,000 which was pre-funded on June 1, 2000 where the cost of borrowing on the proceeds of the Notes exceeded the earnings during the one month period of time that these funds were not invested in student loans.

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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        By September 1, 2000, all original proceeds in the Acquisition Fund had been utilized for the purchase of student loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.              Description
-----------              -----------

       3.1 Articles of Incorporation of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10Q dated June 30, 2000).

       3.2 By-Laws of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10Q dated June 30,
            2000).

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

      10.1 Servicing Agreement dated June 1, 2000 between the Company and NELnet, Inc. (Incorporated by reference herein to the Company's Quarterly Report on Form 10Q dated June 30, 2000).

      27.1  Financial Data Schedule is filed herewith.


REPORTS ON FORM 8-K

        The Company filed a current report on Form 8-K on June 16, 2000 to report the issuance of $1,000,000,000 of the Company's Student Loan Asset Backed Notes and to file certain exhibits related thereto.

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


                          NELNET STUDENT LOAN CORPORATION-2



                          By:  /s/ Terry J. Heimes
                             ----------------------------------------
                               Terry J. Heimes, Vice President
                               (Principal Executive Officer)



                          By: /s/ Jim Kruger
                             ----------------------------------------
                               Jim Kruger, Vice President
                               (Principal  Financial  and  Accounting Officer)


                          Date: November 14, 2000

                                  EXHIBIT INDEX

        Exhibit

         27.1          Financial Data Schedule