Form 10-K405
period 2000-12-31
NELNET STUDENT LOAN CORP- 2
filed 2001-03-30
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000 OR

[ ]  TRANSITION  REPORT  PURSUANT
     TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from .............. to ..............


                        Commission file number 333-93865
                         ------------------------------
                        NELNET STUDENT LOAN CORPORATION-2
             (Exact name of registrant as specified in its charter)

               Nevada                                  84-1518863
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

   121 South 13th Street, Suite 301
         Lincoln, Nebraska                                68508
(Address of principal executive offices)                (Zip Code)

                                 (402) 475-7272
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO ___

        INDICATE BY CHECK MARK IF DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2000: NONE

        THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 15, 2001 WAS 1,000.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I
   ITEM 1.      BUSINESS......................................................2
   ITEM 2.      PROPERTIES....................................................8
   ITEM 3.      LEGAL PROCEEDINGS.............................................8
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........8

PART II
   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................8
   ITEM 6.      SELECTED FINANCIAL DATA.......................................9
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................10
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK...................................................11
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................12
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................12

PART III
   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............13
   ITEM 11.     EXECUTIVE COMPENSATION........................................14
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................15
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................15

PART IV
   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K......................................................16

SIGNATURES....................................................................19

PART I

ITEM 1. BUSINESS

THE COMPANY

               NELNET Student Loan Corporation-2 (the "Company") was incorporated under the laws of the State of Nevada on October 8, 1999. Effective March 2, 2000, the Company became a wholly owned subsidiary of NelNet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation.

BUSINESS OF COMPANY

               GENERAL. The Company is a special purpose corporation formed to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from qualified lenders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

               The Company finances its purchases of Eligible Loans through the issuance of its Taxable Student Loan Asset-Backed Notes (the "Notes"). The Notes have been issued in several series. Repayment of the Notes is secured by the pledge of a revolving pool of Eligible Loans and certain other property held for the benefit of the owners of the Notes (the "Trust Estate"). The Trust Estate is held by a trustee (the "Trustee") pursuant to the terms of the Indenture of Trust governing the issuance of the Notes (the "Indenture").

               RECENT   REGISTRATION  AND  ISSUANCE  OF  NOTES.  A  registration
statement on Form S-3, Registration No. 333-93865 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $2,500,000,000 of Notes, and was declared effective by order of the Securities and Exchange Commission ("SEC") in February, 2000. Certain Securities may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933.

               In June, 2000, the Company issued its Taxable Student Loan Asset-Backed Auction Rate Notes, Series 2000 (the "Series 2000 Notes") in the aggregate principal amount of $1,000,000,000, pursuant to its effective registration statement. The Series 2000 Notes consisted of (i) Senior Class 2000A-1 Auction Rate Notes, (the "Class 2000A-1 Notes"), (ii) Senior Class
2000A-2  Auction  Rate Notes (the "Class  2000A-2  Notes"),  (iii)  Senior Class
2000A-3 Auction Rate Notes (the "Class 2000A-3 Notes"), (iv) Senior Class 2000A-4 Auction Rate Notes (the "Class 2000A-4 Notes"), (v) Senior Class 2000A-5 Auction Rate Notes (the "Class 2000A-5 Notes"), (vi) Senior Class 2000A-6
Auction Rate Notes (the "Class  2000A-6  Notes"),  (vii)  Senior  Class  2000A-7
Auction Rate Notes (the "Class 2000A-7 Notes"), (viii) Senior Class 2000A-8 Auction Rate Notes (the "Class 2000A-8 Notes"), (ix) Senior Class 2000A-9 Auction Rate Notes (the "Class 2000A-9 Notes"), (x) Senior Class A-10 Auction Rate Notes (the "Class 2000A-10 Notes"), (xi) Senior Class A-11 Auction Rate Notes (the "Class 2000A-11 Notes"), (xii) Senior Class A-12 Auction Rate Notes (the "Class 2000A-12 Notes") (xiii) Senior Class A-13 Auction Rate Notes (the "Class 2000A-13 Notes"), (xiv) Senior Class A-14 Auction Rate Notes (the "Class 2000A-14 Notes") and (xv) Subordinate Class 2000B-1 Auction Rate Notes (the "Class 2000B-1 Notes").

               Further information regarding the issuance of Notes by the Company since its inception is provided in Table A.

               THE FEDERAL FAMILY EDUCATION LOAN PROGRAM. The Higher Education Act provides for a program of direct federal insurance of student loans ("FISLP") and reinsurance of student loans guaranteed or insured by a state agency or private non-profit corporation (collectively, "Federal Family Education Loans," with such program referred to herein as the "Federal Family Education Loan Program"). Several types of loans are currently authorized as Federal Family Education Loans pursuant to the Federal Family Education Loan Program. These include: (a) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Subsidized Federal Stafford Loans"); (b) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Federal Stafford Loans" and, collectively with Subsidized Federal Stafford Loans, "Federal Stafford Loans"); (c) supplemental loans to parents of dependent students ("Federal PLUS Loans"); and (d) loans to fund payment and consolidation of certain of the borrower's obligations ("Federal Consolidation Loans"). Prior to July 1, 1994, the Federal Family Education Loan Program also included a separate type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans ("Federal Supplemental Loans for Students" or "Federal SLS Loans").

               GUARANTEE AGENCIES. Each Eligible Loan is guaranteed as to the payment of principal and interest by a state or private non-profit guarantor (each, a "Guarantee Agency"). Eligible Loans originated prior to October 1, 1993 are fully guaranteed as to the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Eligible Loans originated on or after October 1, 1993 are guaranteed as to 98% of the principal amount of such loans and accrued interest by the applicable Guarantee Agency. Each of the Guarantee Agencies has a reinsurance contract with the Department of Education (the "Department"). The Department reimburses the Guarantee Agencies for claims paid by the Guarantee Agencies. The amount of such reinsurance payment is calculated annually and is subject to reduction based upon the annual claims rate of the Guarantee Agency to the Department. Regardless of the level of reinsurance that the applicable Guarantee Agency receives from the Department, the Trustee will continue to be entitled to reimbursement for the applicable guaranteed portion of an Eligible Loan (either 98% or 100%, as applicable) from such Guarantee Agency. The obligations of each of the Guarantee Agencies to the holders of Eligible Loans reinsured by the Department (the "Federal Loans"), such as the Trustee, are payable from the general funds available to such Guarantee Agency, including cash on deposit therewith, reimbursements received from the Department and reserve funds maintained by such Guarantee Agency as required by the Higher Education Act. The Higher Education Act provides that, subject to the provisions thereof including the proper origination and servicing of Eligible Loans, the full faith and credit of the United States is pledged to the reinsurance payments by the Department to the Guarantee Agencies. In addition, the Higher Education Act provides that if the Secretary of Education has determined that a Guarantee Agency is unable to meet its obligations to holders of Federal Loans, such as the Trustee, then the holders of Federal Loans may submit guarantee claims directly to the Department and the Department is required to pay to the holders the full insurance obligation of such Guarantee Agency until such time as the obligations are transferred by the Department to a new Guarantee Agency capable of meeting such obligations or until a qualified successor Guarantee Agency assumes such obligations. Certain delays in receiving reimbursement could occur if a Guarantee Agency fails to meet its obligations. In addition, failure to properly originate or service an Eligible Loan can cause an Eligible Loan to lose its guarantee.

               SERVICING OF ELIGIBLE LOANS. NelNet, Inc. ("NelNet") acts as servicer (the "Servicer") of the Company's Eligible Loans in accordance with a Servicing Agreement, dated as of June 1, 2000 (the "Servicing Agreement"). UNIPAC and InTuition, Inc., a Florida corporation ("InTuition") act as subservicers (the "Subservicers") and custodians (the "Custodians") of the Eligible Loans in accordance with Subservicing Agreements (the "Subservicing Agreements") between NelNet and UNIPAC and InTuition, respectively. The Company may appoint other entities to act as a servicer or subservicer if approved by the rating agencies which rate the Notes. UNIPAC began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States. UNIPAC's corporate headquarters is located in Aurora, Colorado. InTuition provides student loan servicing for clients throughout the country under both timeshare and full-service agreements. InTuition's corporate headquarters is located in Jacksonville, Florida.

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. Provided below is selected information as of December 31, 2000 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

               The principal balance of Eligible Loans as of December 31, 2000 was $926,564,906. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 2000.


                                     TABLE A
                   ORIGINAL PRINCIPAL AMOUNT OF NOTES ISSUED BY THE COMPANY
                   AND THE OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                               (DECEMBER 31, 2000)

   Series      Class       Date Issued      Maturity Dates         Original              Principal
                                                               Principal Amount         Outstanding
                                                                                      at December 31, 2000
2000          A-1       June 1, 2000       December 1, 2032            $50,000,000          $50,000,000
2000          A-2       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-3       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-4       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-5       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-6       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-7       June 1, 2000       December 1, 2032             50,000,000           50,000,000
2000          A-8       June 1, 2000       December 1, 2032             75,000,000           75,000,000
2000          A-9       June 1, 2000       December 1, 2032             75,000,000           75,000,000
2000          A-10      June 1, 2000       December 1, 2032             75,000,000           75,000,000
2000          A-11      June 1, 2000       December 1, 2032             75,000,000           75,000,000
2000          A-12      June 1, 2000       December 1, 2032            100,000,000          100,000,000
2000          A-13      June 1, 2000       December 1, 2032            100,000,000          100,000,000
2000          A-14      June 1, 2000       December 1, 2032            100,000,000          100,000,000
2000          B-1       June 1, 2000       December 1, 2032             50,000,000           50,000,000
                                                                        ----------           ----------
                                                                    $1,000,000,000      $1,0000,000,000


               Set forth in Table B below is the interest rate for each outstanding Class of Notes. The interest rate is calculated based on the applicable Auction Rate. The term "Auction Rate" refers to the rate of interest per annum that results from implementation of the auction procedures as described in the Indenture.


                            TABLE B
              APPLICABLE INTEREST RATE PER CLASS
                      (December 31, 2000)
            CLASS                     CALCULATION METHOD
            -----                     ------------------
                                         AUCTION RATE
             A-1                            6.7500%
             A-2                            6.9800%
             A-3                            6.8400%
             A-4                            6.8200%
             A-5                            6.8500%
             A-6                            6.8500%
             A-7                            6.9000%
             A-8                            6.9800%
             A-9                            6.9700%
             A-10                           6.9500%
             A-11                           6.9500%
             A-12                           6.8000%
             A-13                           6.6800%
             A-14                           6.6500%
             B-1                            6.9000%

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 2000. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     TABLE C
                       COMPOSITION OF THE ELIGIBLE LOANS &
                            DISTRIBUTION BY LOAN TYPE
                               (December 31, 2000)



                                                  Outstanding  Percent of Loans
                                                   Principal   By Outstanding
                   Loan Types                       Balance       Balance
                   ----------                       -------       -------

        Consolidated                             $178,371,795        19.25  %
        PLUS                                       12,261,874         1.32
        SLS                                         5,775,307          .62
        Stafford-Subsidized                       404,926,045        43.70
        Stafford-Unsubsidized                     325,229,885        35.11
                                                  -----------        -----

              Total                              $926,564,906       100.00  %
                                                 ============       ======


        Number of Borrowers                            87,373
        Average Outstanding Principal
               Balance Per Borrower                   $10,605
        Number of Loans                               155,651
        Average Outstanding Principal
               Balance Per Loan                        $5,953
        Approximate Weighted Average
               Remaining Term (Months)                    111

                                     TABLE D
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                               (December 31, 2000)



                                                  Outstanding   Percent of Loans
                                                  Principal      By Outstanding
 Interest Rate Range                               Balance           Balance
 -------------------                               -------           -------

 Less than 7.50%                                  $3,350,803             .36  %
 7.50% to 7.99%                                  206,675,205           22.31
 8.00% to 8.49%                                  610,757,394           65.92
 8.50% to 8.99%                                   25,056,234            2.70
 9.00% to 9.49%                                   72,772,646            7.85
 9.50% or greater                                  7,952,624             .86
                                                   ---------             ---

      Total                                     $926,564,906          100.00  %
                                                 ===========          ======



                                     TABLE E
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                               (December 31, 2000)

                                                  Outstanding   Percent of Loans
                                                  Principal      By Outstanding
                 School Type                       Balance           Balance
                 -----------                       -------           -------

           2-Year                                $54,644,449            5.90  %
           4-Year                                658,381,263           71.06
           Proprietary                            34,042,766            3.67
           Unknown                                 1,124,633             .12
           Consolidation                         178,371,795           19.25
                                                 -----------           -----

                   Total                        $926,564,906          100.00  %
                                                ============          ======


COMPETITION

               The Company experiences competition from banks and savings associations and other private companies, non-profit companies, trusts and financial firms issuing debt securities the proceeds of which are used to purchase pools of student loans. Many of these entities have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be its ability to purchase Eligible Loans and its ability to structure notes or other securities in a manner which will be competitive with securities offered by competitors.

EMPLOYEES

               The Company does not employ any employees. The Company and NelNet have entered into an Administrative Services Agreement which is more fully described in ITEM 13 hereof. The Company does not plan to hire any employees in the next fiscal year.

FORWARD LOOKING STATEMENTS

               Statements regarding the Company's expectations as to its ability to purchase Eligible Loans, to structure and issue competitive securities and to compete generally, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.


ITEM 2.        PROPERTIES

               The Company has no materially important physical properties.

ITEM 3.        LEGAL PROCEEDINGS

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.



                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               The Company is a wholly owned indirect subsidiary of UNIPAC. There is no public trading market for the Company's common stock.

               As of March 15, 2001, NelNet, a subsidiary of UNIPAC, was the only record holder of the Company's outstanding shares of common stock. No dividends were paid during the past two fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 2000 and for the period June 1, 2000 through December 31, 2000. This information has been derived from the financial statements of the Company which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                             NELNET STUDENT LOAN CORPORATION-2
                                  SELECTED FINANCIAL DATA

                                                              Period Ended
             STATEMENT OF OPERATIONS DATA:                    December 31,
                                                                 2000 (1)
                                                                ---------
             Revenues:
                 Loan interest..........................       $ 46,225,110
                 Investment interest....................          2,174,126
                 Other..................................             80,481
                                                               ------------
                         Total revenues.................         48,479,717
                                                               ------------
             Expenses:
                 Interest on notes......................         39,401,390
                 Loan servicing fees to related party...          5,414,538
                 Trustee and broker fees................          1,621,060
                 Amortization of debt issuance costs....             78,537
                 Amortization of loan premiums..........          1,652,178
                 Provision for loan losses..............          1.010,000
                 Other general and administrative ......          1,147,800
                                                                -----------
                         Total expenses.................         50,325,503
                                                                -----------
                         Loss before income tax benefit.         (1,845,786)

             Income tax benefit ........................           (664,483)
                                                                 ----------
                         Net loss ......................        $(1,181,303)

             Ratio of earnings to fixed charges.........           .95% (2)

             BALANCE SHEET DATA:
             Cash and cash equivalents .................        $ 1,008,671
             Restricted cash - held by trustee .........         24,532,423
             Student loans receivable, net..............        942,498,737
             Total assets...............................      1,003,025,980
             Notes payable .............................      1,000,000,000
             Total liabilities..........................      1,004,206,283
             Stockholder's deficit......................         (1,180,303)

             (1) The Company was incorporated on October 8, 1999. The Company Commenced its business operations on June 1, 2000. Accordingly, selected financial data for prior fiscal years is not available.
             (2) Earnings were inadequate to cover fixed charges by $1,845,786.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6.--SELECTED FINANCIAL DATA" and the financial statements and notes thereto included elsewhere herein. Moreover, any forward looking statements should be read in conjunction with information set forth in "ITEM 1 -- Forward Looking Statements."

GENERAL

               The Company was formed on October 8, 1999 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued one (1) series of Notes consisting of fifteen (15) classes. The Notes shown in the audited financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

               The assets of the Company consist primarily of Eligible Loans. At December 31, 2000, the Company held approximately $926,600,000 in Eligible Loans. The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Approximately $798,228,800 of these proceeds were utilized on June 1, 2000 for the purchase of student loans. Substantially all of the remaining proceeds were utilized on July 3, 2000 for the purchase of student loans.

RESULTS OF OPERATIONS

PERIOD ENDED DECEMBER 31, 2000

               REVENUES. Revenues for the period ended December 31, 2000 consisted primarily of interest on Eligible Loans, which totaled $46,225,110. The amount of interest reported for the period ended December 31, 2000 was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses, of $942,498,737 at December 31, 2000. The Company's average net investment in Eligible Loans during the period ended December 31, 2000 was approximately $891,900,000 (excluding funds held by the Trustee), and the average effective annual interest rate of interest income on Eligible Loans was approximately 8.88%. The Company also received investment interest and other income for the period ended December 31, 2000 in the amounts of $2,174,126 and $80,481, respectively.

               EXPENSES. Expenses for the period ended December 31, 2000 consisted primarily of interest on the Company's outstanding Notes which totaled $39,401,390. The amount of interest expense reported depends primarily upon the amount of Notes outstanding during that period and the interest rates on such Notes. The Company's average debt outstanding was $1,000,000,000 for the period ended December 31, 2000, and the average annual cost of borrowings was approximately 6.75%. The Company also incurred loan servicing fees to related party in the amount of $5,414,538 for the period ended December 31, 2000, See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums for the period ended December 31, 2000 amounted to $1,621,060, $78,537, and $1,652,178, respectively. Provision for loan losses for the period ended December 31, 2000 amounted to $1,010,000. Other general and administrative expenses for the period ended December 31, 2000 amounted to $1,147,800.

               NET LOSS. The Company experienced a net loss for the period ended December 31, 2000 in the amount of $1,181,303. The net loss is attributable to the pre-funding of a portion of the bond issue, establishing the allowance for loan loss and amortization expense related to student loan premiums being higher than expected. The Company does not believe that such losses will adversely affect its ability to pay principal or interest on the Notes when due.

               For the period ended December 31, 2000, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

               Eligible Loans held by the Company are pledged as collateral for the Notes, the terms of which provide for the retirement of all Notes from the proceeds of the Eligible Loans. Cash flows from payments on the Eligible Loans, together with proceeds of reinvestment income earned on the Eligible Loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of Notes. The Indenture under which the Notes were issued also creates a Reserve Fund from which money can be drawn to make payments or interest and principal on the Notes. The Reserve Fund is fully funded under the terms of the Indenture and the Company anticipates that cash flows generated from its Eligible Loans will be sufficient to meet the obligation on its outstanding Notes.

               It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until June 1, 2003.

IMPACT OF INFLATION

               For the period ended December 31, 2000, cost increases to the Company were not materially impacted by inflation.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

               The Company attempts to manage its interest rate risk by funding its portfolio of student loans with variable rate debt instruments. The Notes bear interest at a rate that is reset periodically by means of auction procedures. By funding its student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its student loans and its interest payment obligations under the Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its student loans, but the interest expense on the Notes should also be lower.

               The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the interest rates on student loans and the interest rates on the Notes, there could be periods of time when the rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

        As shown by the chart below, the Company has conducted a sensitivity analysis to determine what effect different changes in the interest rates on student loans and the Notes would have on its cash flows and its resulting ability to pay the principal and interest due on the Notes. Historically, the majority of the Company's Notes have borne interest at a rate that approximates 1 Month LIBOR. Generally, student loans bear interest at a rate based on the 91 Day Treasury Rate. Thus, the Company's analysis of the effect of different interest rates on its cash flows was prepared assuming spreads of 30, 40, 60, 80 and 100 basis points between 91 Day Treasury Bills and 1 Month LIBOR (the "NELNET-2 Ted Spread"). The NELNET-2 Ted Spreads were then applied at different rates of interest to determine their effect on the "spread" between the interest the Company earns on its student loans and its interest payment obligations under the notes (the "NELNET-2 Net Spread").


--------------------------------------------------------------------------------
    T-BILL*                              NELNET-2  NET SPREAD

                 ----------- ----------- ------------- ------------ ------------
     7.00%           .54%        .44%        .24%          .04%        -.16%
                 ----------- ----------- ------------- ------------ ------------
     6.50%           .54%        .44%        .24%          .04%        -.16%
                 ----------- ----------- ------------- ------------ ------------
     6.00%           .54%        .44%        .24%          .04%        -.16%
                 ----------- ----------- ------------- ------------ ------------
     5.50%           .57%        .47%        .27%          .07%        -.13%
                 ----------- ----------- ------------- ------------ ------------
     5.00%           .61%        .51%        .31%          .11%        -.09%
                 ----------- ----------- ------------- ------------ ------------
     4.50%           .58%        .48%        .29%          .08%        -.12%
                 ----------- ----------- ------------- ------------ ------------

---------------- ----------- ----------- ------------- ------------ ------------
   NELNET-2
 TED SPREAD**         30          40          60            80          100
--------------------------------------------------------------------------------

*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)

               Generally, increases in the NELNET-2 Ted Spread and decreases in interest rates have the effect of reducing the NELNET-2 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 27, 2000 the 1 Month LIBOR rate was 5.055% and the 91 Day Treasury Bill Rate was 4.34%. Thus, the NELNET-2 Ted Spread was approximately 72 basis points (5.055 - 4.34) and the NELNET-2 Net Spread was approximately eight basis points. If, at the same interest rate (approximately 4.50%), the NELNET-2 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NELNET-2 Net Spread of a negative twelve basis points. The Company, however, believes that a NELNET-2 Ted Spread of 100 is unlikely to occur.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The  financial   statements  and  supplementary   financial  data
required by this ITEM 8 are set forth in ITEM 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles rendered by the independent accountants. There were no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There are no changes in or disagreements on accounting and financial statement disclosure.

               The accounting firm KPMG LLP was engaged to perform the fist annual audit of the Company for the period ended December 31, 2000.

               There are no other changes in or disagreements on accounting and financial statement disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:

                                                                    Principal      Officers and
                      Other                                         Occupation    Directors Term
Name of Director  Offices Held   Age          Address             or Affiliation    From   To*
----------------  ------------   ---          -------             --------------    ----   ---
Michael S.          Chairman      37   6801 S. 27th Street         Chief           October   Present
Dunlap                                 P.O. Box 82529              Executive       1999
                                       Lincoln, Nebraska 68501     Officer of
                                                                   Union Bank
                                                                   and Trust
                                                                   Company;
                                                                   President,
                                                                   Farmers &
                                                                   Merchants
                                                                   Investment,
                                                                   Inc.;
                                                                   Chairman,
                                                                   NelNet, Inc.

Stephen F.          President     48   6991 East Camelback         Vice-Chairman,  October   Present
Butterfield                            Road, Suite B290            NelNet, Inc.;   1999
                                       Scottsdale, Arizona 85251   President of
                                                                   Union
                                                                   Financial
                                                                   Services

Ronald W. Page        Vice        52   1801 California             Executive       October      Present
                   President,          Street                      Vice            1999
                    Treasurer          Suite 3920                  President of
                  and Secretary        Denver, CO 80202            Union
                                                                   Financial
                                                                   Services,
                                                                   Inc.

Ross Wilcox            --         58   4732 Calvert Street         Chairman of     October   Present
                                       Lincoln, Nebraska  68506    the Board of    1999
                                                                   Union Bank
                                                                   and Trust
                                                                   Company

Dr. Paul R. Hoff       --         66   Hernia Hill, Rural          Retired         October   Present
                                       Route 1                     Physician       1999
                                       Seward, Nebraska  68434

-------------
(*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company's next annual meeting is scheduled for March, 2002.


EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

        MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As co-founder and chairman of the board of both NelNet and Union Financial Services Inc. ("UFS"), Mike Dunlap is responsible for the overall strategy and direction of the companies. Mr. Dunlap is also the chief executive officer of Union Bank and Trust Company, and president of Farmers & Merchants Investment, Inc. (the parent of Union Bank and Trust Company). Mr. Dunlap has been an employee of Union Bank and Trust Company for over 15 years and is a member of the Nebraska State Bar Association. Mr. Dunlap received his B.S. degree in finance and accounting and his law degree from the University of Nebraska.

        STEPHEN F. BUTTERFIELD, PRESIDENT AND DIRECTOR. Stephen F. Butterfield serves as the vice chairman of NelNet assisting in the executive direction of the company and managing its capital market relationships. As co-founder and president of UFS, Mr. Butterfield directs the overall management and direction of the company, including asset purchasing, marketing of corporate services, and coordination of the company's capital market activities. Mr. Butterfield has been a member of the student loan industry since January 1989, first as president of a for-profit student loan secondary marketing facility located in Scottsdale, Arizona, and second as president of the Student Loan Acquisition Authority of Arizona, a non-profit secondary marketing facility in Scottsdale, Arizona. Prior to his work in the student loan industry, Mr. Butterfield spent 15 years as an investment banker for Boettcher and Company specializing in municipal finance. Mr. Butterfield received his B.S. degree in business administration from Arizona State University.

        RONALD W. PAGE, VICE PRESIDENT, TREASURER AND SECRETARY. As executive vice president, treasurer and secretary of UFS, Mr. Page overseas the financial operations of the company including financial planning and capital market operations. Mr. Page's primary responsibility, however, is to coordinate financial consulting with NelNet, which includes preparation of asset-backed securitization, warehousing activities, investor relations, underwriter liaison, legal support, credit enhancement coordination and rating agency relations. Mr. Page has over 25 years experience in asset securitization of student loans. His experience includes taxable and tax-exempt issuances of debt, arranging warehousing lines of credit, asset-backed commercial paper, conduit financing, SEC S-3 filings, private placements and conversion of non-profit tax-exempt issuers to taxable issuers. Mr. Page earned a Bachelor of Science degree in business administration from the University of Colorado and a Masters of Public Administration in Public Policy Analysis from the American University.

        ROSS WILCOX, DIRECTOR. Ross Wilcox has been with Union Bank and Trust Company since 1966 and serves as chairman of its Board of Directors. Mr. Wilcox is the chairman of the Lincoln Chamber of Commerce. A graduate of Nebraska Wesleyan University, Mr. Wilcox now serves as a trustee for the University. Mr. Wilcox also serves as trustee for Lighthouse (a youth intervention program), the Lincoln Public Schools Foundation, and Bryan LGH Medical Center. Mr. Wilcox is also on the Board of Directors for the Lincoln Country Club.

        DR. R. PAUL HOFF, DIRECTOR. Dr. R. Paul Hoff has worked as a family practice physician in Seward, NE for 35 years. In addition, Dr. Hoff has served as a past member of Admissions Board of University of Nebraska Medical School and the Deans Advisory Board. Dr. Hoff currently acts as a board member for Stratus Mutual Fund and Security Home Bank, and as a past board member for:
Hawkeye Bank Corp., NEBHELP and UNIPAC.

               The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

               Section 16(a) of the Securities Exchange Act of 1934 is not applicable to the Company, because the Company has no class of equity securities registered pursuant to Section 12 thereof.


ITEM 11.       EXECUTIVE COMPENSATION


               The Company's executive officers are not compensated by the Company for services rendered by them, although some of the Company's officers are compensated by NelNet, which receives remuneration from the Company pursuant to an Administrative Services Agreement by and between NelNet and the Company. A detailed description of the Administrative Services Agreement is set forth in
ITEM 13 of this Form 10-K.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 2000

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 2000

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 2000

               The Company has no such benefit plans.

EMPLOYMENT AGREEMENTS

               The Company has not entered into any employment agreements.

DIRECTOR COMPENSATION

               Directors of the Company are not  compensated  as directors,  but
may  receive   reimbursement  of  out-of-pocket   expenses  in  connection  with
attendance at Board meetings.

OFFICER COMPENSATION

               The Company has not adopted a compensation plan for officers.

BOARD MEETINGS

               During fiscal year 2000, the Board held three regular meetings.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of March 15, 2001, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by NelNet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

CHANGES IN CONTROL.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               ADMINISTRATIVE SERVICES AGREEMENT. The Company and NelNet, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of June 1, 2000. Under the Agreement, NelNet agreed:
(i) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (ii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iii) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (iv) to provide instructions to the Trustee with respect to the administration of the Loans; (v) to prepare for and furnish to the Company such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vi) to provide such other services with respect to administration of its program as the Company may reasonably request. The Agreement expires upon the stated maturity of the Notes. In return for the services provided by NelNet, the Company pays to NelNet on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company is obligated to pay to NelNet the full amount of all accrued fees, such payments are made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to NelNet under the Agreement may be revised on each January 1 during the term of the Agreement. To alter the fee, NelNet must provide written notice of the proposed new fee to the Company ninety
(90) days prior to the next January 1. If NelNet and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party. The Administrative Services Agreement has been filed as an Exhibit to this Form 10-K.

               SERVICING  AGREEMENT.  The  Company  and  NelNet  entered  into a
Servicing Agreement (the "Servicing Agreement") dated as of June 1, 2000. Under the Servicing Agreement, NelNet services the Eligible Loans. NelNet owns all of the issued and outstanding stock of the Company and is a wholly-owned subsidiary of UNIPAC. NelNet entered into subservicing agreements with UNIPAC and InTuitition (the "Subservicing Agreements") dated as of June 1, 2000. Under the Subservicing Agreements, UNIPAC and InTuition, as Subservicers, assume substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. NelNet owns all of the issued and outstanding shares of voting stock of the parent corporation of InTuition. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangements) are comparable to those offered by or available to unrelated parties. The servicing fee to NelNet is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly.

               STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions including, but not limited to, Union Bank and Trust Company, NEBHELP, Inc., NHELP-I, Inc., NHELP-III, Inc., and NELNET Student Loan Corporation-1 pursuant to which the Company has purchased Eligible Loans. NEBHELP, Inc., NHELP-I, Inc., NHELP-III, Inc. and NELNET Student Loan Corporation-1 are subsidiary corporations of NelNet. Certain of the shareholders of UNIPAC also hold an interest in the bank holding company that owns and controls Union Bank and Trust Company, and certain of the officers and directors of the Company are also officers and directors of Union Bank and Trust Company. Although the above mentioned entities are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.



                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

               The financial statements and financial statement information and schedules required by this Item are included in this report commencing on page F-1. The Independent Auditors' Report appears on page F-1 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

EXHIBITS
               All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to the Company's Registration Statement declared effective in February, 2000. Such exhibits have been filed with the Commission pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 12b-23 of the Securities Exchange Act of 1934.

        The following is a complete list of exhibits filed as part of the Company's Registration Statement and this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                                 Description

            3.1 Articles of Incorporation of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.)

            3.3 Bylaws of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.)

            4.1 Indenture of Trust by and between the Company and Zions First National Bank, dated as of June 1, 2000 (Incorporated by reference herein to the Company's current report on Form 8-K, filed June 16, 2000.)

            4.2 Series 2000 Supplemental Indenture by and between the Company and Zions First National Bank (Incorporated by reference herein to the Company's current report on Form 8-K, filed June 16, 2000.)

           10.1 Servicing Agreement, dated as of June 1, 2000, by and between the Company and NelNet, Inc. (Incorporated by reference herein to the Company's Quarterly report on Form 10-Q for the period ended June 30, 2000.)

           23.1 Consent of KPMG LLP to the incorporation by reference of the Company's financial statements for the period ended December 31, 2000 into the Company's Registration Statement on Form S-3 (File No. 333-93865).*

             *  Filed herewith



REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K on June 16, 2000.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF NELNET STUDENT LOAN CORPORATION-2

Independent Auditors' Report..............................................   F-1

Balance Sheet as of December 31, 2000.....................................   F-2

Statement of Operations for the period
June 1, 2000 through December 31, 2000....................................   F-3

Statement of Stockholder's Deficit for the period                            F-4
June 1, 2000 through December 31, 2000....................................

Statement of Cash Flows for the period                                       F-5
June 1, 2000 through December 31, 2000....................................

Notes to Financial Statements.............................................   F-6

All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                              Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



    The Board of Directors
    NELNET Student Loan Corporation-2:


    We have audited the accompanying balance sheet of NELNET Student Loan Corporation-2, a wholly-owned subsidiary of NelNet, Inc., as of December 31, 2000 and the related statements of operations, stockholder's deficit and cash flows for the period June 1, 2000 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of the America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-2 at December 31, 2000 and the results of its operations and its cash flows for the period June 1, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    /s/KPMG LLP
    February 7, 2001
    Lincoln, Nebraska

                        NELNET STUDENT LOAN CORPORATION-2
                  (a wholly-owned subsidiary of NelNet, Inc.)

                                  Balance Sheet

                                December 31, 2000




 ASSETS

Cash and cash equivalents                                       $     1,008,671
Student loans receivable, net of allowance of $826,279              942,498,737
Accrued interest receivable                                          30,024,577
Restricted cash - held by trustee                                    24,532,423
Debt issuance costs, net of accumulated amortization of $78,537       4,297,089
Income taxes receivable from parent                                     376,708
Deferred tax asset                                                      287,775
                                                                  --------------

           Total assets                                         $ 1,003,025,980
                                                                  ==============

                    LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities:
   Notes payable                                                $ 1,000,000,000
   Accrued interest payable                                           3,120,615
   Other liabilities                                                  1,085,668
                                                                  --------------

           Total liabilities                                      1,004,206,283
                                                                  --------------

Stockholder's deficit:
   Common stock, no par value, authorized 1,000 shares;
     issued and outstanding 1,000 shares                                  1,000
   Accumulated deficit                                               (1,181,303)
                                                                  --------------

           Total stockholder's deficit                               (1,180,303)

Commitments and contingencies
                                                                  --------------

           Total liabilities and stockholder's deficit          $ 1,003,025,980
                                                                  ==============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-2
                   (a wholly-owned subsidiary of NelNet, Inc.)

                             Statement of Operations

                  Period June 1, 2000 through December 31, 2000




Revenues:
   Loan interest                                            $ 46,225,110
   Investment interest                                         2,174,126
   Other                                                          80,481
                                                              -----------

           Total revenues                                     48,479,717
                                                              -----------

Expenses:
   Interest on notes                                          39,401,390
   Loan servicing fees to related party                        5,414,538
   Trustee and broker fees                                     1,621,060
   Amortization of debt issuance costs                            78,537
   Amortization of loan premiums                               1,652,178
   Provision for loan losses                                   1,010,000
   Other general and administrative                            1,147,800
                                                              -----------

           Total expenses                                     50,325,503
                                                              -----------

           Loss before income tax benefit                     (1,845,786)

Income tax benefit                                              (664,483)
                                                              -----------

           Net loss                                         $ (1,181,303)
                                                              ===========


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-2
                   (a wholly-owned subsidiary of NelNet, Inc.)

                       Statement of Stockholder's Deficit

                  Period June 1, 2000 through December 31, 2000





                                                                     Total
                                    Common       Accumulated     stockholder's
                                     stock         deficit          deficit
                                   ----------   --------------   ---------------

Balance at June 1, 2000          $        --               --                --

Issuance of common stock               1,000               --             1,000
Net loss                                  --       (1,181,303)       (1,181,303)
                                  ----------   --------------   ---------------

Balance at December 31, 2000     $     1,000       (1,181,303)       (1,180,303)
                                   ==========   ==============   ===============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-2
                  (a wholly-owned subsidiary of NelNet, Inc.)

                             Statement of Cash Flows

                  Period June 1, 2000 through December 31, 2000





Net loss                                                       $     (1,181,303)
Adjustments to reconcile net loss to net
cash from operating activities:
   Amortization of loan premiums and debt issuance costs              1,730,715
   Deferred income tax benefit                                         (287,775)
   Provision for loan losses                                          1,010,000
   Increase in accrued interest receivable                          (30,024,577)
   Increase in accrued interest payable                               3,120,615
   Increase in other liabilities                                      1,085,668
   Increase in income taxes receivable from parent                     (376,708)
                                                                 ---------------

           Net cash used in operating activities                    (24,923,365)
                                                                 ---------------

Cash flows from investing activities:
   Purchases of student loans, including premiums                (1,007,842,817)
   Proceeds from sales of student loans                                  11,698
   Net proceeds from student loan principal payments
     and loan consolidations                                         62,670,204
   Increase in restricted cash - held by trustee                    (24,532,423)
                                                                 ---------------

           Net cash used in investing activities                   (969,693,338)
                                                                 ---------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                        1,000,000,000
   Payment for debt issuance costs                                   (4,375,626)
   Issuance of common stock                                               1,000
                                                                 ---------------

           Net cash provided by financing activities                995,625,374
                                                                 ---------------

           Net increase in cash and cash equivalents                  1,008,671

Cash and cash equivalents, beginning of period                               --
                                                                 ---------------

Cash and cash equivalents, end of period                       $      1,008,671
                                                                 ===============

Supplemental disclosure of cash flow information:
   Interest paid                                               $     36,280,775
                                                                 ===============


See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000



 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       DESCRIPTION OF BUSINESS

       NELNET Student Loan Corporation-2 (the Company), a wholly-owned subsidiary of NelNet, Inc. (formerly known as National Education Loan Network, Inc.) (the Parent) is a C Corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). The Company commenced its business operations on June 1, 2000 and the financial statements reflect the operations of the Company from June 1, 2000 through December 31, 2000.

       Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible loan borrowers are geographically located throughout the United States and the majority are in school or their first year of repayment. The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable. As the Company maintains control of the student loans and related notes payable, the Company accounts for the transactions as secured borrowings in the accompanying balance sheet when the loans are transferred into the trusts.

       The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The parent also provides managerial and administrative support to the Company.

       CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

       STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

       Investments in student loans, including premiums, are recorded at cost, net of premium amortization and the allowance for loan losses. Premiums are amortized over the estimated principal life of the related loans.

       The allowance for loan losses is estimated and established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recovery of amounts previously charged off are credited to the allowance for loan losses. The charge to operations is estimated and based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, past loan loss experience, and general economic conditions.

       Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.


                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000

       INTEREST ON STUDENT LOANS

       Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within sixty days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

       DEBT ISSUANCE COSTS

       Debt issuance costs are amortized over the estimated life of the related debt, which is over 30 years.

       INCOME TAXES

       The Company files a consolidated federal tax return with UNIPAC Service Corporation (UNIPAC), the legal parent of NelNet, Inc. The financial statements reflect income tax benefit computed as if the Company filed a separate tax return. Income tax benefits are allocated by the Company to its Parent as if the Company were a separate tax paying entity.

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       USE OF ESTIMATES

       The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that effect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

       COMPREHENSIVE INCOME

       The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net loss.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000

 (2)   RESTRICTED CASH - HELD BY TRUSTEE

       The Company's restricted cash is held by the trustee in various accounts subject to use restrictions, imposed by the indenture of trust. These trustee funds include: the recycling account fund which is used to maintain excess funds for future operating needs, if necessary and purchases of eligible student loans; the reserve fund which is used to cure any deficiencies in the debt service requirement; and the revenue fund which is used for the receipt of interest payments on eligible student loans and investment securities and to pay fees and expenses incurred under the indenture.

 (3)   STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

       Guaranteed loans may be made under this program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to twenty years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. Treasury bill rate, and currently range from 6% to 12% dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

       Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 97% of the student loans at December 31, 2000) are insured up to 98%.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000

       The Company has provided for an allowance for loan losses related to those student loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the period June 1, 2000 through December 31, 2000 is shown below:

                 Beginning balance                     $         -
                 Provision for loan losses               1,010,000
                 Loans charged off, net of recoveries     (183,721)
                                                        ----------

                 Ending balance                        $   826,279
                                                        ==========

 (4)   NOTES PAYABLE

       The Company periodically issues taxable student loan asset-backed notes to finance the acquisition of student loans. All notes are primarily secured by the student loans receivable, related accrued interest, and other property and funds held in trust. The majority of the notes are variable rate notes with interest rates reset periodically based upon auction rates and national indices.

       The table below summarizes outstanding notes payable at December 31, 2000 by issue.

                                                                              Interest
                                                                Carrying        rate
                                                  Maturity       amount        range
                                                 ----------  --------------  ---------
2000 Senior Auction Rate Notes, Class A-1         12/1/1932 $    50,000,000       6.75 %
2000 Senior Auction Rate Notes, Class A-2         12/1/1932      50,000,000       6.98
2000 Senior Auction Rate Notes, Class A-3         12/1/1932      50,000,000       6.84
2000 Senior Auction Rate Notes, Class A-4         12/1/1932      50,000,000       6.82
2000 Senior Auction Rate Notes, Class A-5         12/1/1932      50,000,000       6.85
2000 Senior Auction Rate Notes, Class A-6         12/1/1932      50,000,000       6.85
2000 Senior Auction Rate Notes, Class A-7         12/1/1932      50,000,000       6.90
2000 Senior Auction Rate Notes, Class A-8         12/1/1932      75,000,000       6.98
2000 Senior Auction Rate Notes, Class A-9         12/1/1932      75,000,000       6.97
2000 Senior Auction Rate Notes, Class A-10        12/1/1932      75,000,000       6.95
2000 Senior Auction Rate Notes, Class A-11        12/1/1932      75,000,000       6.95
2000 Senior Auction Rate Notes, Class A-12        12/1/1932     100,000,000       6.80
2000 Senior Auction Rate Notes, Class A-13        12/1/1932     100,000,000       6.73
2000 Senior Auction Rate Notes, Class A-14        12/1/1932     100,000,000       6.65
2000 Subordinate Auction Rate Notes, Class B-1    12/1/1932      50,000,000       6.90
                                                              --------------

                                                            $ 1,000,000,000
                                                              ==============

       Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty.
                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000

       The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 2000.

(5)        INCOME TAXES

       Components of the income tax benefit for the period June 1, 2000 through December 31, 2000 are shown below.

                        Current:
                           Federal              $   (346,123)
                           State                     (30,585)
                                                  -----------

                                                    (376,708)
                                                  -----------

                        Deferred:
                           Federal                  (262,987)
                           State                     (24,788)
                                                  -----------

                                                    (287,775)
                                                  -----------

                                                $   (664,483)
                                                  ===========

       The actual income tax benefit differs from the "expected" income tax benefit, computed by applying the federal statutory corporate tax rates to loss before income tax benefit for 2000, as shown below:

        Computed "expected" income tax benefit              $  (627,567)
        Increase in income tax benefit resulting from;
           State taxes, net of federal income tax expense       (36,916)
                                                              ----------

                   Actual income tax benefit                $  (664,483)
                                                              ==========

       The Company's deferred tax asset at December 31, 2000 resulted from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income and capital gains to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.


                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000

 (6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods and assumptions are set forth below:

       CASH AND CASH EQUIVALENTS, RESTRICTED CASH - HELD BY TRUSTEE
         AND ACCRUED INTEREST RECEIVABLE/PAYABLE

       The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

       STUDENT LOANS RECEIVABLE

       The fair value of student loans receivable is estimated at amounts recently paid by the Company to acquire the loans in the market. The fair value of the student loans receivable approximates carrying value.

       NOTES PAYABLE

       The fair value of the notes payable approximates carrying value due to the nature of the financing arrangement. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates.

       LIMITATIONS

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 (7)   GUARANTEE AGENCIES

       As of December 31, 2000, Nebraska Student Loan Program, Inc. and the Florida Department of Education Office of Student Financial Assistance were the primary guarantors, guaranteeing approximately 77% of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, as amended, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

                                                                     (Continued)

                        NELNET STUDENT LOAN CORPORATION-2
                   (A WHOLLY-OWNED SUBSIDIARY OF NELNET, INC.)

                          Notes to Financial Statements

                                December 31, 2000


 (8)   RECENT STUDENT LOAN LEGISLATION

       The Company's student loan program is subject to the provisions of the Act and as such, may be subject to legislative changes. Legislative changes to the Act affecting competition, loan asset characteristics, debt structure provisions and regulatory compliance may from time to time affect the operations of the Company. The Act expired September 1998 and was reauthorized with certain amendments effective October 1, 1998. These amendments included certain provisions for changes in the existing Federal Family Loan Program which included changes to interest rates, special allowance payments and guarantee fees that could have a material effect on the financial statements.

 (9)   RELATED PARTIES

       Certain shareholders and directors of the Parent are also officers and directors of Union Bank & Trust Company (UB&T). A majority of the loans currently held were purchased from UB&T and other wholly-owned subsidiaries of the Parent.

       Under the terms of an agreement, the Company contracts a majority of its loan servicing through the Parent. UNIPAC and InTuition, Inc. (a wholly-owned subsidiary of the Parent) are contracted as sub-servicers by the Parent. Fees paid to UNIPAC are calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. The fees amounted to approximately $4.5 million for the period June 1, 2000 through December 31, 2000. At December 31, 2000, approximately $825,000 was payable to the Parent for loan servicing and is included in other liabilities.

       The Company entered into loan purchase agreements with NHELP-I, Inc. (NHELP-I), NELNET Student Loan Corporation-1 (NELNET-1), NHELP-III, Inc. (NHELP-III) and NEBHELP, Inc. (NEBHELP), wholly-owned subsidiaries of the Parent, and purchased student loans of approximately $412.9 million from NHELP-I, $101.4 million from NELNET-1, $344.1 million from NHELP-III, and $97.1 million from NEBHELP. Premiums paid on these purchased loans totaled approximately $10.6 million, $1.9 million, $4.5 million, and $912,000, respectively. These purchases were made on terms similar to those made with unrelated entities.

       The Company incurred fees to the Parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the Parent has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses on the accompanying statement of operations, amounted to approximately $797,000.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NELNET STUDENT LOAN CORPORATION-2


                                     By:/s/ Michael S. Dunlap
                                       ----------------------------------------
                                       Michael S. Dunlap, Chairman of the Board
                                       (Principal Executive Officer)




                                     By:/s/ Ronald W. Page
                                       ----------------------------------------
                                       Ronald W. Page, Vice President (Principal
                                       Financial and Accounting Officer)


                                      Date:  March 30, 2001

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                    Title                       Date
              ---------                    -----                       ----

By:   /s/ Michael S. Dunlap            Chairman of the Board      March 30, 2001
      ------------------------------   (Principal Executive
      Michael S. Dunlap                Officer)


By:   /s/ Stephen F. Butterfield       President and Director     March 30, 2001
      ------------------------------
      Stephen F. Butterfield

By:   /s/ Ronald W. Page               Vice-President,            March 30, 2001
      ------------------------------   Secretary,
      Ronald W. Page                   Treasurer and Director
                                       (Principal Financial and
                                       Accounting Officer)

By:   /s/ Ross Wilcox                  Director                   March 30, 2001
      ------------------------------
      Ross Wilcox

By:   /s/ Dr. Paul Hoff                Director                   March 30, 2001
      ------------------------------
      Dr. Paul Hoff