Form 10-Q
period 2001-03-31
NELNET STUDENT LOAN CORP- 2
filed 2001-05-15
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -------------------------------------------------

  Commission file number             333-93865
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-2
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                84-1518863
------------------------------                                -----------------
State or  other  jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
                  ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-7272
                                 --------------
              (Registrant's telephone number, including area code)


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
   Common Stock, No par value                      1,000 Shares of Common Stock
                                                       as of March 31, 2001

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

    Item 1.Financial Statements

           Balance Sheets as of March 31, 2001 and December 31, 2000..........3
           Statement of Operations for the three months ended March 31, 2001..4 Statement of Stockholder's Deficit for the three months ended
             March 31, 2001...................................................5
           Statement of Cash Flows for the three months ended
             March 31, 2001...................................................6
           Note to Financial Statements.......................................7


    Item 2.Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 8

    Item 3.Quantitative and Qualitative Disclosures About Market Risk .........9

PART II. - OTHER INFORMATION

    Item 1.Legal Proceedings..................................................10
    Item 2.Changes in Securities..............................................10
    Item 3.Defaults upon Senior Securities....................................10
    Item 4.Submission of Matters to a Vote of Security Holders................10
    Item 5.Other Information..................................................10
    Item 6.Exhibits and Reports on Form 8-K...................................11

NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

------------------------------------------------------------------------------------------------

                             ASSETS                                 March 31,       December 31,
                                                                       2001            2000
                                                                   (unaudited)
                                                                   -----------      ------------
Cash and cash equivalents                                         $  1,020,136      $  1,008,671

Student loans receivable including net premiums, net of
allowance for loan losses of $785,220 in 2001 and
$826,279 in 2000                                                   922,187,177       942,498,737

Accrued interest receivable                                         26,262,233        30,024,577

Restricted cash - held by trustee                                   47,951,656        24,532,423

Debt issuance costs, net of accumulated amortization
of $112,196 in 2001 and $78,537 in 2000                              4,263,431         4,297,089

Income taxes receivable from parent                                    599,644           376,708

Deferred tax asset                                                     287,775           287,775
                                                                --------------    --------------
              Total assets                                      $1,002,572,052    $1,003,025,980
                                                                ==============    ==============

              LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities:

        Notes payable                                           $1,000,000,000    $1,000,000,000

        Accrued interest payable                                     2,136,160         3,120,615

        Other liabilities                                            2,012,525         1,085,668
                                                                --------------    --------------
               Total liabilities                                $1,004,148,685    $1,004,206,283
                                                                --------------    --------------

Stockholder's deficit:

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                          $   1,000         $   1,000

        Accumulated deficit                                         (1,577,633)       (1,181,303)
                                                                --------------    --------------
               Total stockholder's deficit                          (1,576,633)       (1,180,303)
                                                                --------------    --------------
               Total liabilities and stockholder's deficit      $1,002,572,052    $1,003,025,980
                                                                ==============    ==============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)


Revenues:

        Loan interest                                              $18,049,592

        Investment interest                                            451,569
                                                                   -----------
               Total revenues                                      $18,501,161
                                                                   ===========

Expenses:

        Interest on notes payable                                  $14,647,435

        Loan servicing fees to related party                         2,446,543

        Trustee and broker fees                                        662,357

        Amortization of debt issuance costs                             33,659

        Amortization of loan premiums                                  817,785

        Provision for loan losses                                      100,000

        Other general and administrative                               412,648
                                                                   -----------
               Total expenses                                      $19,120,427
                                                                   ===========

        Loss before income tax benefit                                (619,266)

Income tax benefit                                                    (222,936)
                                                                     ---------

        Net loss                                                   $  (396,330)
                                                                   ===========

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S DEFICIT
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                    TOTAL
                                 COMMON       ACCUMULATED       STOCKHOLDER'S
                                 STOCK          DEFICIT            DEFICIT
                               -----------  -----------------  ----------------

Balances at December 31, 2000      $1,000       $(1,181,303)       $(1,180,303)

Net loss                               --          (396,330)          (396,330)
                               -----------  -----------------  ----------------

Balance at March 31, 2001          $1,000       $(1,577,633)       $(1,576,633)
                               ===========  =================  ================

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                           $ (396,330)

  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Amortization of loan premiums and debt issuance costs               851,444
    Provision for loan losses, net of charge offs                       (41,059)
    Decrease in accrued interest receivable                           3,762,344
    Increase in income taxes receivable from parent                    (222,936)
    Decrease in accrued interest payable                               (984,455)
    Increase in other liabilities                                       926,857
                                                                      ---------
        Net cash provided by operating activities                     3,895,865
                                                                      ---------

Cash flows from investing activities:
      Purchases of student loans, including premiums                 (9,291,855)
      Net proceeds from student loan principal payments              28,826,688
      Increase in restricted cash - held by trustee                 (23,419,233)
                                                                    -----------
        Net cash used in investing activities                        (3,884,400)
                                                                    -----------

Net increase in cash and cash equivalents                                11,465

Cash and cash equivalents, beginning of period                        1,008,671
                                                                      ---------

Cash and cash equivalents, end of period                            $ 1,020,136
                                                                    ===========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-2 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for the period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The Company commenced its business operations on June 1, 2000. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Additional Notes were issued on April 2, 2001 in the amount of $480,000,000. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended March 31, 2001

        REVENUES. Revenues for the three months ended March 31, 2001 consisted primarily of interest earned on student loans. The Company's average net investment in student loans during the three months ended March 31, 2001 was approximately $914,200,000. The average effective annual interest rate of interest income on student loans during the three months ended March 31, 2001 was approximately 7.90%.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the three months ended March 31, 2001, the Company's debt outstanding was $1,000,000,000, and the average annual cost of borrowings was approximately 5.86%. Loan servicing expense to related party for the three months ended March 31, 2001 was approximately $2,447,000. The average annual rate of servicing realized on the average principal amount of student loans was 1.07%.

        NET LOSS. For the three months ended March 31, 2001, a net loss has been recognized in the amount of $396,330. This net loss is attributable to lower net loan margins due to the current interest rate environment and a significant amount of amortization of loan premiums based on principal payments on the loans.

        For the three months ended March 31, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.


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

        There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

               On April 2, 2001, the Company issued $480,000,000 of its Student Loan Asset-Backed Fixed Rate Notes. The Notes were issued pursuant to a Registration Statement on Form S-3 for $2,500,000,000 of Notes which was declared effective by the Securities and Exchange Commission in February 2000. Credit Suisse First Boston acted as the managing underwriter for such offering. Approximately $908,000 of the proceeds of the offering were used to pay expenses incurred in connection with the offering. In addition, a financial advisory fee of $240,000 was paid to UFS Securities, L.L.C., an affiliate of the Company, and Credit Suisse First Boston received a structuring fee in the amount of $240,000. Proceeds from the offering in the amount of $3,600,000 were deposited to the Reserve Fund under the Indenture of Trust governing the issuance of the Notes. The remaining proceeds of the offering of $474,331,680 were utilized to purchase student loans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On March 23, 2001, the sole shareholders of the Company, NELnet, Inc., re-elected the following individuals to the Company's Board of Directors: Michael S. Dunlap, Stephen F. Butterfield, Ronald W. Page, Ross Wilcox and Dr. Paul R. Hoff.

ITEM 5. OTHER INFORMATION.

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                   Description
-----------                   -----------

        3.1 Articles of Incorporation of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2000).

        3.2 By-Laws of the Company (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2000).

        4.1 Indenture of Trust between the Company and Zions First National Bank dated June 1, 2000 (Incorporated by reference herein to the Company's current report on Form 8-K filed June 16, 2000).

        4.2 Series 2000 Supplemental Indenture of Trust between the Company and Zions First National Bank dated June 1, 2000 (Incorporated by reference to the Company's current report on Form 8-K filed June 16, 2000).

        4.3 Series 2001A Supplemental Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, dated as of April 1, 2000 (Incorporated by reference herein to the Company's current report on Form 8-K filed April 16, 2001).

        10.1 Servicing Agreement dated June 1, 2000 between the Company and NELnet, Inc. Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2000).


REPORTS ON FORM 8-K

        The Company filed a current report on Form 8-K on April 16, 2001 to report the issuance of $480,000,000 of the Company's Student Loan Asset-Backed Notes and to file certain exhibits related thereto.

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


                               Date: May 15, 2001