Form 10-Q
period 2001-06-30
NELNET STUDENT LOAN CORP- 2
filed 2001-08-14
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
      Common Stock, No par value                  1,000 Shares of Common Stock
                                                      as of June 30, 2001

                     NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements

              Balance Sheets as of June 30, 2001 and December 31, 2000........3
              Statements of Operations for the three months and six
                months ended June 30, 2001 and for the period ended
                June 30, 2000.................................................4
              Statement of Stockholder's  Equity (Deficit) for the six months ended June 30, 2001...........................................5
              Statements of Cash Flows for the six months ended
                June 30, 2001 and for the period ended June 30, 2000..........6
              Note to Financial Statements....................................7


   Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations....................................... 8

   Item 3.Quantitative and Qualitative Disclosures About Market Risk ........10

PART II. - OTHER INFORMATION

   Item 1.Legal Proceedings..................................................12
   Item 2.Changes in Securities..............................................12
   Item 3.Defaults upon Senior Securities....................................12
   Item 4.Submission of Matters to a Vote of Security Holders................12
   Item 5.Other Information..................................................12
   Item 6.Exhibits and Reports on Form 8-K...................................13


<

NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000


---------------------------------------------------------------------------------------------------------

                               ASSETS
                                                                        June 30, 2001       December 31,
                                                                         (unaudited)            2000

Cash and cash equivalents                                                 $   104,020        $  1,008,671

Student loans receivable including net premiums, net of allowance
for loan losses of $875,362 in 2001 and $826,279 in 2000                1,399,003,718         942,498,737

Accrued interest receivable                                                38,314,004          30,024,577

Restricted cash - held by trustee                                          41,763,048          24,532,423

Debt issuance costs, net of accumulated amortization of $205,892 in
2001 and $78,537 in 2000                                                    6,979,269           4,297,089

Income taxes receivable from parent                                                --             376,708

Accounts receivable from parent                                               900,000                  --

Deferred tax asset                                                            307,775             287,775
                                                                       --------------      --------------
              Total assets                                             $1,487,371,834      $1,003,025,980
                                                                       ==============      ==============

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities:

        Notes payable                                                  $1,480,000,000      $1,000,000,000

        Accrued interest payable                                            3,675,695           3,120,615

        Income taxes payable to parent                                        491,640                  --

        Other liabilities                                                   2,876,628           1,085,668
                                                                       --------------      --------------
               Total liabilities                                       $1,487,043,963      $1,004,206,283
                                                                       --------------      --------------

Stockholder's equity (deficit):

        Common stock, no par value.  Authorized 1,000 shares;
        issued 1,000 shares                                            $        1,000      $        1,000

        Retained earnings (accumulated deficit)                               326,871         (1,181,303)
                                                                       --------------      --------------
               Total stockholder's equity (deficit)                           327,871         (1,180,303)
                                                                       --------------      --------------
               Total liabilities and stockholder's equity (deficit)    $1,487,371,834      $1,003,025,980
                                                                       ==============      ==============

        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
  AND PERIOD ENDED JUNE 30, 2000 (1)
(UNAUDITED)

                                                        Three Months Ended  Six Months Ended    Period Ended
                                                           June 30, 2001      June 30, 2001     June 30, 2000
                                                           -------------      -------------     -------------
Revenues:

        Loan interest                                        $26,693,206       $44,742,798        $5,345,635

        Investment interest                                      479,002           930,571           935,332
                                                             -----------       -----------        ----------
              Total revenues                                 $27,172,208       $45,673,369        $6,280,967
                                                             ===========       ===========        ==========

Expenses:

        Interest on notes payable                            $18,337,660       $32,985,095        $5,553,720

        Loan servicing fees to related party                   3,180,779         5,627,322           661,602

        Trustee and broker fees                                  688,245         1,350,603           207,619

        Amortization of debt issuance costs                       93,697           127,355            69,552

        Amortization of loan premiums                            977,681         1,795,466           113,567

        Provision for loan losses                                200,000           300,000           200,000

        Other general and administrative                         718,358         1,131,006                --
                                                             -----------       -----------        ----------
              Total expenses                                 $24,196,420       $43,316,847        $6,806,060
                                                             ===========       ===========        ==========



        Income (loss) before income tax expense (benefit)      2,975,788         2,356,522          (525,093)


Income tax expense (benefit)                                   1,071,284           848,348          (189,033)
                                                             -----------       -----------        ----------

        Net income (loss)                                    $ 1,904,504        $1,508,174        $ (336,060)
                                                             ===========        ==========        ==========

See accompanying note to financial statements.
(1) Commenced active business on June 1, 2000.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


                                                  RETAINED EARNINGS             TOTAL
                                     COMMON         (ACCUMULATED            STOCKHOLDER'S
                                     STOCK            DEFICIT)             EQUITY (DEFICIT)
                                   -----------   --------------------    --------------------

Balances at December 31, 2000          $1,000           $(1,181,303)            $(1,180,303)

Net income                                 --             1,508,174               1,508,174
                                   -----------   --------------------    --------------------

Balances at June 30, 2001              $1,000           $   326,871             $   327,871
                                   ===========   ====================    ====================



        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD ENDED JUNE 30, 2000 (1)
(UNAUDITED)


                                                                                2001           2000
                                                                                ----           ----
Cash flows from operating activities:
      Net income (loss)                                                        $1,508,174    $  (336,060)

      Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Amortization of loan premiums and debt issuance costs                  1,922,821        183,119
         Deferred income tax benefit                                              (20,000)            --
         Provision for loan losses, net of charge offs                             49,083        199,395
         Increase in accrued interest receivable                               (8,289,427)   (22,585,616)
         Decrease (increase) in income taxes receivable from parent               376,708       (189,033)
         Increase in accounts receivable from parent                             (900,000)            --
         Increase in accrued interest payable                                     555,080      3,481,420
         Increase in income taxes payable to parent                               491,640             --
         Increase in other liabilities                                          1,790,960        842,826
                                                                             ------------   ------------
           Net cash used in operating activities                               (2,514,961)   (18,403,949)
                                                                             ------------   ------------

Cash flows from investing activities:
         Purchases of student loans, including premiums                      (527,190,391)  (772,158,316)
         Net proceeds from student loan principal payments                     68,840,861      5,364,582
         Increase in restricted cash - held by trustee                        (17,230,625)            --
                                                                             ------------   ------------
           Net cash used in investing activities                             (475,580,155)  (766,793,734)
                                                                             ------------   ------------
Cash flows from financing activities:
         Issuance of notes payable                                            480,000,000  1,000,000,000
         Payment of debt issuance costs                                        (2,809,535)    (4,173,126)
                                                                             ------------   ------------
           Net cash provided by financing activities                          477,190,465    995,826,874
                                                                             ------------   ------------

Net decrease (increase) in cash and cash equivalents                             (904,651)   210,629,191

Cash and cash equivalents, beginning of period                                  1,008,671             --
                                                                             ------------   ------------
Cash and cash equivalents, end of period                                     $    104,020  $ 210,629,191
                                                                             ============  =============

See accompanying note to financial statements.
(1) Commenced active business on June 1, 2000.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NELNET Student Loan Corporation-2 (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for the period shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The Company commenced its business operations on June 1, 2000; consequently no three month or six month comparisons exist for the previous year. Information concerning income and cash flows during the period of June 1, 2000 though June 30, 2000 has been included, but its usefulness for comparative purposes is limited as it only covers one month of business activity. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Additional Notes were issued on April 2, 2001 in the amount of $480,000,000. Approximately $474,000,000 of the Note proceeds were utilized on April 2, 2001 for the purchase of student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

Three months ended June 30, 2001
--------------------------------

        REVENUES. Revenues for the three months ended June 30, 2001 consisted primarily of interest earned on student loans. The Company's average net investment in student loans during the three months ended June 30, 2001 was approximately $1,367,000,000. The average effective annual interest rate of interest income on student loans during the three months ended June 30, 2001 was 7.81%.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the three months ended June 30, 2001, the Company's debt outstanding was $1,480,000,000, and the average annual cost of borrowings was 4.96%. Loan servicing expense to related party for the three months ended June 30, 2001 was approximately $3,181,000. The average annual rate of servicing realized on the average principal amount of student loans was .93%. Other general and administrative expenses incurred by the Company increased by $305,710 from $412,648 for the three months ended March 31, 2001 to $718,358 for the three months ended June 30, 2001. This increase is a result of an increase in administrative fees paid to the parent due to the average net investment in student loans being higher for the three months ended June 30, 2001 as a result of the issuance of Notes being utilized for the investment of student loans.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $1,071,284 for the three months ended June 30, 2001. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $1,904,504 for the three months ended June 30, 2001. The net income is attributable to higher net interest margins due to the declining interest rates on the debt during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases.

Six months ended June 30, 2001
------------------------------

        REVENUES. Revenues for the six months ended June 30, 2001 consisted primarily of interest earned on student loans. The Company's average net investment in student loans during the six months ended June 30, 2001 was approximately $1,141,000,000. The average effective annual interest rate of interest income on student loans during the six months ended June 30, 2001 was 7.84%.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the six months ended June 30, 2001, the Company's average debt outstanding was $1,240,000,000, and the average annual cost of borrowings was 5.32%. Loan servicing expense to related party for the six months ended June 30, 2001 was approximately $5,627,000. The average annual rate of servicing realized on the average principal amount of student loans was
 .99%.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $848,348 for the six months ended June 30, 2001. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $1,508,174 for the six months ended June 30, 2001. The net income is attributable to higher net interest margins during the second quarter due to the declining interest rate environment.

        For the six months ended June 30, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

Period ended June 30, 2000
--------------------------

        REVENUES. Revenues since inception consisted primarily of interest earned on student loans. The amount of interest reported for the period ended June 30, 2000 was derived from student loans in an aggregate principal amount of approximately $751,650,000. The average effective annual interest rate of interest income on student loans during the period ended June 30, 2000 was 8.52%.

        EXPENSES. Since inception the Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the period ended June 30, 2000 the Company's debt outstanding was $1,000,000,000, and the average annual cost of borrowings was 6.66%.

        INCOME TAX BENEFIT. As a result of a net loss the Company has recognized an income tax benefit of $189,033 for the period ended June 30, 2000. The effective tax rate utilized by the Company to recognize a provision for an income tax benefit was 36%. This benefit has been more than offset in fiscal year 2001 due to net income recognized.

        NET LOSS. Since inception, a net loss existed in the amount of $336,060. This net loss is primarily due to the Company's cost of borrowings being greater than the earnings on proceeds of the Notes in the approximate amount of $186,500,000, which had not been invested in student loan assets for the period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $41,763,000 as of June 30, 2001. The restricted cash includes cash held by the trustee in an Acquisition and Revenue fund of approximately $30,663,000 and cash held by the trustee in a Reserve Fund of approximately $11,100,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash equivalents of approximately $905,000 for the six months ended June 30, 2001. This net decrease consists of net cash used in operating activities of approximately $2,515,000 due to an increase in accrued interest receivable and an increase in accounts receivable from parent. The Company had net cash used in investing activities of approximately $475,580,000 and net cash provided by financing activities of $477,190,000. The investing and financing activity is due to the issuance of $480,000,000 of Notes during the period and the proceeds were used to purchase student loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's assets consist almost entirely of student loans. Variable rate student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The variable rate student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91 day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its variable rate student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

        The Company attempts to manage its interest rate risk by funding its portfolio of variable rate student loans with variable rate debt instruments. The Company's variable rate Notes bear interest at a rate that is reset periodically by means of auction procedures. By funding its variable rate student loans with variable rate Notes, the Company attempts to maintain a positive "spread" between the interest earned on its variable rate student loans and its interest payment obligations under the variable rate Notes. Thus, in an environment of generally declining interest rates, the Company should earn less interest on its variable rate student loans, but the interest expense on the variable rate Notes should also be lower.

        The interest rates on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The variable rate student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the variable interest rates on student loans and the interest rates on the variable rate Notes, there could be periods of time when the variable rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the variable rate Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the variable rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

        Effective with the issuance of Notes on April 2, 2001, $480,000,000 of the Company's Notes bear interest at a fixed rate. The proceeds from the fixed rate Notes were used to finance a portfolio of fixed rate student loans. As a result of the fixed rate nature, no changes will occur in the "spread" between the interest earned on its fixed rate student loans and its interest payment obligations under the fixed rate Notes. Therefore, the approximate $480,670,000 fixed rate student loans are not subject to market risk in that the cash flows generated by the fixed rate student loans will not be affected by any change in interest rates.

        There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On April 2, 2001, the Company issued $480,000,000 of its Student Loan Asset-Backed Fixed Rate Notes. The Notes were issued pursuant to a Registration Statement on Form S-3 for $2,500,000,000 of Notes which was declared effective by the Securities and Exchange Commission on February 16, 2000. Credit Suisse First Boston acted as the managing underwriter for the offering. Approximately $908,000 of the proceeds of the offering were used to pay expenses incurred in connection with the offering. In addition, a financial advisory fee of $240,000 was paid to UFS Securities, L.L.C., an affiliate of the Company, and Credit Suisse First Boston received a structuring fee in the amount of $240,000. Proceeds from the offering in the amount of $3,600,000 were deposited to the Reserve Fund under the Indenture of Trust governing the issuance of the Notes. The remaining proceeds of the offering of $474,331,680 were utilized to purchase student loans.

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


                                    Date: August 14, 2001