Form 10-Q
period 2001-09-30
NELNET STUDENT LOAN CORP- 2
filed 2001-11-14
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition  period from ------------------------------------------------

  Commission file number                        333-93865
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-2
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                              84-1518863
------------------------------                             ------------------
State or  other  jurisdiction                               (I.R.S. Employer
of incorporation or organization                            Identification No.)

            121 South 13th Street, Suite 301, Lincoln, Nebraska  68508
           -------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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
        Common Stock, No par value            1,000 Shares of Common Stock
                                                as of November 14, 2001

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheets as of September 30, 2001 and December 31, 2000.....3
            Statements  of  Operations  for the three months and
              nine months ended September 30, 2001 and for the three
              months and period ended September 30, 2000......................4
            Statement of Stockholder's Equity (Deficit) for the
              nine months ended September 30, 2001............................5
            Statements of Cash Flows for the nine months ended
              September 30, 2001 and for the period ended
              September 30, 2000..............................................6
            Note to Financial Statements......................................7


     Item 2.Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................8

     Item 3.Quantitative and Qualitative Disclosures About Market Risk .......11

PART II. - OTHER INFORMATION

     Item 1.Legal Proceedings.................................................12
     Item 2.Changes in Securities.............................................12
     Item 3.Defaults upon Senior Securities...................................12
     Item 4.Submission of Matters to a Vote of Security Holders...............12
     Item 5.Other Information.................................................12
     Item 6.Exhibits and Reports on Form 8-K..................................13


NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------

                              ASSETS
                                                                      September 30,         December 31,
                                                                          2001                  2000
                                                                       (unaudited)
                                                                     ----------------      --------------
Cash and cash equivalents                                                  $   98,102        $  1,008,671

Student loans receivable including net premiums, net of allowance
for loan losses of $1,383,779 in 2001 and $826,279 in 2000              1,880,591,467         942,498,737

Accrued interest receivable                                                51,242,942          30,024,577

Restricted cash - held by trustee                                          95,179,906          24,532,423

Debt issuance costs, net of accumulated amortization of $307,549
in 2001 and $78,537 in 2000                                                 9,131,101           4,297,089

Income taxes receivable from parent                                                --             376,708

Accounts receivable from parent                                             3,700,000                  --

Deferred tax asset                                                            487,775             287,775
                                                                       --------------      --------------
               Total assets                                            $2,040,431,293      $1,003,025,980
                                                                       ==============      ==============

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities:

        Notes payable                                                  $2,030,000,000      $1,000,000,000

        Accrued interest payable                                            5,097,325           3,120,615

        Income taxes payable to parent                                      1,009,361                  --

        Other liabilities                                                   3,396,343           1,085,668
                                                                       --------------      --------------
               Total liabilities                                       $2,039,503,029      $1,004,206,283
                                                                       --------------      --------------
Stockholder's equity (deficit):

        Common stock, no par value.  Authorized 1,000 shares;
        issued and outstanding 1,000 shares                               $     1,000         $     1,000

        Retained earnings (accumulated deficit)                               927,264          (1,181,303)
                                                                       --------------      --------------

               Total stockholder's equity (deficit)                           928,264          (1,180,303)
                                                                        --------------     --------------

               Total liabilities and stockholder's equity (deficit)    $2,040,431,293      $1,003,025,980
                                                                       ==============      ==============


        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
 AND THREE MONTHS AND PERIOD ENDED SEPTEMBER 30, 2000 /1
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                       Three Months Ended   Three Months Ended     Nine Months Ended     Period Ended
                                       September 30, 2001   September 30, 2000    September 30, 2001  September 30, 2000
                                       ------------------   ------------------    ------------------  ------------------
Revenues:
        Loan interest                         $25,290,597         $20,462,126        $70,033,394        $25,807,761

        Investment interest                        459,968            599,840          1,390,539          1,535,172
                                               -----------        -----------        -----------        -----------
               Total revenues                  $25,750,565        $21,061,966        $71,423,933        $27,342,933
                                               -----------        -----------        -----------        -----------

Expenses:

        Interest on notes payable              $18,016,951        $16,863,970        $51,002,046        $22,417,690

        Loan servicing fees to related party     3,499,641          2,261,562          9,126,963          2,923,164

        Trustee and broker fees                    898,397            752,198          2,248,999            959,817

        Amortization of loan premiums
           and debt issuance costs               1,174,096            611,513          3,096,917            794,632

        Provision for loan losses                  600,000            150,000            900,000            350,000

        Other general and administrative           623,366            698,094          1,754,372            698,094
                                               -----------        -----------        -----------        -----------
               Total expenses                  $24,812,451        $21,337,337        $68,129,297        $28,143,397
                                               -----------        -----------        -----------        -----------

        Income (loss) before income
           tax expense (benefit)                  938,114           (275,371)         3,294,636           (800,464)


Income tax expense (benefit)                       337,721            (99,134)         1,186,069           (288,167)
                                               -----------        -----------        -----------        -----------
        Net income (loss)                        $ 600,393         $ (176,237)       $ 2,108,567        $  (512,297)
                                               ===========        ===========        ===========        ===========

See accompanying note to financial statements.
/1 Commenced active business on June 1, 2000.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                                      RETAINED
                                                      EARNINGS                 TOTAL
                                     COMMON         (ACCUMULATED            STOCKHOLDER'S
                                     STOCK             DEFICIT)            EQUITY (DEFICIT)
                                   -----------   --------------------    --------------------

Balances at December 31, 2000          $1,000            $(1,181,303)            $(1,180,303)

Net income                                 --              2,108,567               2,108,567
                                   -----------   --------------------    --------------------

Balances at September 30, 2001         $1,000               $927,264                $928,264
                                   ===========   ====================    ====================



        See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD ENDED SEPTEMBER 30, 2000 /1
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
    Net income (loss)                                                                 $  2,108,567    $  (512,297)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Amortization of loan premiums and debt issuance costs                                3,096,917        794,632
    Deferred income tax benefit                                                           (200,000)            --
    Provision for loan losses, net of charge offs                                          557,500        295,049
    Increase in accrued interest receivable                                            (21,218,365)   (30,791,228)
    Decrease (increase) in income taxes receivable from parent                             376,708       (288,167)
    Increase in accounts receivable from parent                                         (3,700,000)            --
    Decrease in other assets                                                                    --          1,000
    Increase in accrued interest payable                                                 1,976,710      2,742,365
    Increase in income taxes payable to parent                                           1,009,361             --
    Increase in other liabilities                                                        2,310,675      1,206,221
                                                                                     -------------  -------------
        Net cash used in operating activities                                          (13,681,927)   (26,552,425)
                                                                                     -------------  -------------

Cash flows from investing activities:
    Purchases of student loans, including premiums                                  (1,057,698,883)  (973,717,152)
    Net proceeds from student loan principal payments and loan consolidations          116,315,548     32,293,398
    Increase in restricted cash - held by trustee                                      (70,647,483)   (27,179,367)
                                                                                    --------------  -------------
        Net cash used in investing activities                                       (1,012,030,818)  (968,603,121)
                                                                                   --------------- -------------

Cash flows from financing activities:
    Issuance of notes payable                                                        1,030,000,000  1,000,000,000
    Payment of debt issuance costs                                                      (5,197,824)    (4,375,626)
                                                                                    --------------  -------------
        Net cash provided by financing activities                                    1,024,802,176    995,624,374
                                                                                    --------------  -------------

Net (decrease) increase in cash and cash equivalents                                      (910,569)       468,828

Cash and cash equivalents, beginning of period                                           1,008,671             --
                                                                                    --------------  -------------

Cash and cash equivalents, end of period                                                 $  98,102     $  468,828
                                                                                         =========     ==========

See accompanying note to financial statements.
/1 Commenced active business on June 1, 2000.


NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION

        NELNET Student Loan Corporation-2 (the "Company") was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC Service Corporation, a Nebraska Corporation ("UNIPAC"). UNIPAC is a privately held corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for the periods shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The Company commenced its business operations on June 1, 2000; consequently no nine month comparison exists for the previous year. Information concerning income and cash flows during the period of June 1, 2000 though September 30, 2000 has been included, but its usefulness for comparative purposes is limited as it only covers four months of business activity. The balance sheet at December 31, 2000 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

GENERAL

        The Company was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of UNIPAC. UNIPAC is a privately held corporation. The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of the Series 2000 Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Series 2001A Notes were issued on April 2, 2001 in the amount of $480,000,000. Series 2001B Notes were issued on September 4, 2001 in the amount of $550,000,000. Approximately $511,000,000 of the Note proceeds were utilized on September 4, 2001 for the purchase of student loans. Substantially all of the remaining proceeds of the 2001B Notes were utilized on October 1, 2001 for the purchase of additional student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

        REVENUES. Revenues for the three months ended September 30, 2001 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $4,828,471 from $20,462,126 for the three months ended September 30, 2000 to $25,290,597 for the three months ended September 30, 2001. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001. The Company's average net investment in student loans during the three months ended September 30, 2001 and 2000 was approximately $1,530,000,000 and $923,200,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2001 and 2000 was 6.61% and 8.91%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $139,872 from $599,840 for the three months ended September 30, 2000 to $459,968 for the three months ended September 30, 2001. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes increased by $1,152,981 from $16,863,970 for the three months ended September 30, 2000 to $18,016,951 for the three months ended September 30, 2001. This increase in expenses is directly attributable to the issuance of additional Notes in the second and third quarters of 2001. For the three months ended September 30, 2001, the Company's average debt outstanding was approximately $1,663,000,000 compared to debt outstanding of $1,000,000,000 for the three months ended September 30, 2000. The average annual cost of borrowings for the three months ended September 30, 2001 and 2000 was 4.33% and 6.75%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $3,499,641 for the three months ended September 30, 2001, as compared to $2,261,562 for the three months ended September 30, 2000, an increase of $1,238,079. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. The average annual rate of servicing realized on the average principal amount of student loans for the three months ended September 30, 2001 and 200 was .91% and 1.00%, respectively. Trustee and broker fees increased by $146,199 from $752,198 for the three months ended September 30, 2000 to $898,397 for the three months ended September 30, 2001. This increase is a result of increased financing activity. Amortization of loan premiums and debt issuance costs increased by $562,583 from $611,513 for the three months ended September 30, 2000 to $1,174,096 for the three months ended September 30, 2001. The increase is attributable to the issuance of additional Notes in the second and third quarters of 2001 along with an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses increased by $450,000 from $150,000 for the three months ended September 30, 2000 to $600,000 for the three months ended September 30, 2001. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $337,721 for the three months ended September 30, 2001 compared to an income tax benefit in the amount of $99,134 for the three months ended September 30, 2000. The income tax expense was a result of net income being realized for the three months ended September 30, 2001 compared with the net loss realized for the three months ended September 30, 2000. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $600,393 for the three months ended September 30, 2001 and a net loss of $176,237 for the three months ended September 30, 2000. The net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $3,675,490 from $3,598,156 for the three months ended September 30, 2000 to $7,273,646 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001

        REVENUES. Revenues for the nine months ended September 30, 2001 consisted primarily of interest earned on student loans. The Company's average net investment in student loans during the nine months ended September 30, 2001 was approximately $1,271,000,000. The average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2001 was 7.35%.

        EXPENSES. The Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the nine months ended September 30, 2001, the Company's average debt outstanding was $1,381,000,000, and the average annual cost of borrowings was 4.97%. Loan servicing expense to a related party for the nine months ended September 30, 2001 was approximately $9,127,000. The average annual rate of servicing realized on the average principal amount of student loans was .96%.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $1,186,069 for the nine months ended September 30, 2001. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $2,108,567 for the nine months ended September 30, 2001. The net income is attributable to higher net interest margins during 2001 due to the declining interest rate environment.

        For the nine months ended September 30, 2001, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

PERIOD ENDED SEPTEMBER 30, 2000

        REVENUES. Revenues since inception consisted primarily of interest earned on student loans. The amount of interest reported for the period ended September 30, 2000 was derived from student loans in an aggregate principal amount of approximately $923,200,000. The average effective annual interest rate of interest income on student loans during the period ended September 30, 2000 was 8.83%.

        EXPENSES. Since inception, the Company's expenses consisted primarily of interest due on the Company's outstanding Notes. For the period ended September 30, 2000, the Company's debt outstanding was $1,000,000,000, and the average annual cost of borrowings was 6.73%. Loan servicing expense to a related party for the period ended September 30, 2001 was approximately $2,923,000. The average annual rate of servicing realized on the average principal amount of student loans was 1.00%.

        INCOME TAX BENEFIT. As a result of a net loss, the Company has recognized an income tax benefit of $288,167 for the period ended September 30, 2000. The effective tax rate utilized by the Company to recognize a provision for an income tax benefit was 36%. This benefit has been more than offset in fiscal year 2001 due to net income recognized.

        NET LOSS. Since inception, a net loss existed in the amount of $512,297. This net loss for the period June 1, 2000 through September 30, 2000 is attributable in part to a significant amount of amortization of loan premiums. Additionally, there was approximately $200,000,000 which was pre-funded on June 1, 2000 where the cost of borrowing on the proceeds of the Notes exceeded the earnings during the one month period of time that these funds were not invested in student loans.


LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $95,180,000 as of September 30, 2001. The restricted cash includes cash held by the trustee in an Acquisition and Revenue fund of approximately
$84,080,000 and cash held by the trustee in a Reserve Fund of approximately $11,100,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net decrease in cash equivalents of approximately $911,000 for the nine months ended September 30, 2001 compared to an increase in cash equivalents of approximately $469,000 for the nine months ended September 30, 2000. This change is a result of the net cash used in investing activities for the purchase of student loans.

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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On September 4, 2001, the Company issued $550,000,000 of its Student Loan Asset-Backed Auction Rate Notes. The Notes were issued pursuant to a Registration Statement on Form S-3 for $2,500,000,000 of Notes which was declared effective by the Securities and Exchange Commission on February 16, 2000. UBS Paine Webber Inc. acted as the managing underwriter for the offering. Approximately $900,000 of the proceeds of the offering were used to pay expenses incurred in connection with the offering. In addition, a financial advisory fee of $275,000 was paid to UFS Securities, L.L.C., an affiliate of the Company, and UBS Paine Webber Inc. received a structuring fee in the amount of $275,000. Proceeds from the offering in the amount of $4,125,000 were deposited to the Reserve Fund under the Indenture of Trust governing the issuance of the Notes. Approximately $511,000,000 of proceeds in the 2001B Acquisition Fund were utilized on September 4, 2001 for the purchase of student loans. On October 1, 2001, substantially all of the remaining proceeds in the 2001B Acquisition Fund were utilized for the purchase of additional student loans.

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

        4.4 Series 2001B Supplemental Indenture of Trust between NELNET Student Loan Corporation-2 and Zions First National Bank, dated as of September 1, 2001 (Incorporated by reference herein to the Company's current report on Form 8-K filed September 7, 2001).

        10.1 Servicing Agreement dated June 1, 2000 between the Company and NELnet, Inc. (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2000).


REPORTS ON FORM 8-K

        The Company filed a current report on Form 8-K on September 7, 2001 to report the issuance of $550,000,000 of the Company's Student Loan Asset-Backed Notes and to file certain exhibits related thereto.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NELNET STUDENT LOAN CORPORATION-2



                                       By: /s/ Terry J. Heimes
                                          --------------------------------------
                                            Terry J. Heimes, Vice President
                                            (Principal Executive Officer)



                                       By: /s/ Jim Kruger
                                          --------------------------------------
                                            Jim Kruger, Vice President
                                            (Principal Financial and
                                            Accounting Officer)


                                       Date: November 14, 2001