Form 10-K405
period 2001-12-31
NELNET STUDENT LOAN CORP- 2
filed 2002-04-01
CIK 1100718

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 2001
                                              OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
             For the transition period from .............. to ..............

                        Commission file number 333-93865
                         ------------------------------
                        NELNET STUDENT LOAN CORPORATION-2
              (Exact name of registrant as specified in its charter


            Nevada                                            84-1518863
(State or other  jurisdiction                             (I.R.S.Employer
of incorporation or organization)                        Identification No.)

      121 South 13th Street, Suite 301
            Lincoln, Nebraska                                  68508
 (Address of principal executive offices)                   (Zip Code)

                                 (402) 475-7272
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO ___

        INDICATE BY CHECK MARK IF DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 31, 2001: NONE

        THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF APRIL 1, 2002 WAS 1,000.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I
      ITEM 1.   BUSINESS......................................................3
      ITEM 2.   PROPERTIES....................................................9
      ITEM 3.   LEGAL PROCEEDINGS.............................................9
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........9

PART II
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................9
      ITEM 6.   SELECTED FINANCIAL DATA......................................10
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................11
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK..................................................13
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................14
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................14

PART III
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........15
      ITEM 11.  EXECUTIVE COMPENSATION.......................................16
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................17
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............17

PART IV
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K..................................................18

SIGNATURES...................................................................21

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

                                     PART I
ITEM 1. BUSINESS

THE COMPANY

               NELNET Student Loan Corporation-2 (the "Company") was incorporated under the laws of the State of Nevada on October 8, 1999. Effective March 2, 2000, the Company became a wholly owned subsidiary of NELnet, Inc. ("NELnet") and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation), a privately held Nebraska Corporation.

BUSINESS OF COMPANY

               GENERAL. The Company is a special purpose corporation formed to engage in the business of purchasing, financing, holding and selling guaranteed educational loans made to students and to parents of students ("Eligible Loans") under the Higher Education Act of 1965, as amended (the "Higher Education Act"). Eligible Loans are purchased by the Company from eligible lenders under the Higher Education Act pursuant to the terms and subject to the conditions stated in student loan purchase agreements. The proceeds of the Eligible Loans are used by the borrowers to pay the costs associated with attendance at post-secondary educational institutions.

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

               RECENT   REGISTRATION  AND  ISSUANCE  OF  NOTES.  A  registration
statement on Form S-3, Registration No. 333-93865 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $2,500,000,000 of Notes, and was declared effective by order of the SEC in February, 2000. The Notes may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933.

               In June, 2000, the Company issued its Taxable Student Loan Asset-Backed Auction Rate Notes, Series 2000 (the "Series 2000 Notes") in the aggregate principal amount of $1,000,000,000, pursuant to the Registration Statement. The Series 2000 Notes consisted of (i) Senior Class 2000A-1 Auction Rate Notes, (the "Class 2000A-1 Notes"), (ii) Senior Class 2000A-2 Auction Rate Notes (the "Class 2000A-2 Notes"), (iii) Senior Class 2000A-3 Auction Rate Notes (the "Class 2000A-3 Notes"), (iv) Senior Class 2000A-4 Auction Rate Notes (the "Class 2000A-4 Notes"), (v) Senior Class 2000A-5 Auction Rate Notes (the "Class 2000A-5 Notes"), (vi) Senior Class 2000A-6 Auction Rate Notes (the "Class
2000A-6  Notes"),  (vii)  Senior  Class  2000A-7  Auction Rate Notes (the "Class
2000A-7  Notes"),  (viii)  Senior Class  2000A-8  Auction Rate Notes (the "Class
2000A-8  Notes"),  (ix)  Senior  Class  2000A-9  Auction  Rate Notes (the "Class
2000A-9 Notes"), (x) Senior Class A-10 Auction Rate Notes (the "Class 2000A-10 Notes"), (xi) Senior Class A-11 Auction Rate Notes (the "Class 2000A-11 Notes"),
(xii) Senior Class A-12 Auction Rate Notes (the "Class 2000A-12 Notes") (xiii) Senior Class A-13 Auction Rate Notes (the "Class 2000A-13 Notes"), (xiv) Senior Class A-14 Auction Rate Notes (the "Class 2000A-14 Notes") and (xv) Subordinate Class 2000B-1 Auction Rate Notes (the "Class 2000B-1 Notes"). On April 2, 2001 the Company issued Taxable Student Loan Asset-Backed Fixed Rate Notes, Series 2001A (the "Series 2001A Notes") in the aggregate principal amount of $480,000,000, pursuant to the Registration Statement. The Series 2001A Notes consisted of Senior Class 2001A-1 Fixed Rate Notes, (the "Class 2001A-1 Notes"). The Company issued additional Taxable Student Loan Asset-Backed Auction Rate Notes, Series 2001B (the "Series 2001B Notes") on September 4, 2001 in the aggregate principal amount of $550,000,000, pursuant to the Registration Statement. The Series 2001B Notes consisted of (i) Senior Class 2001A-2 Auction Rate Notes (the "Class 2001A-2 Notes"), (ii) Senior Class 2001A-3 Auction Rate Notes (the "Class 2001A-3 Notes"), (iii) Senior Class 2001A-4 Auction Rate Notes (the "Class 2001A-4 Notes"), (iv) Senior Class 2001A-5 Auction Rate Notes (the "Class 2001A-5 Notes"), (v) Senior Class 2001A-6 Auction Rate Notes (the "Class 2001A-6 Notes"), (vi) Senior Class 2001A-7 Auction Rate Notes (the "Class 2001A-7 Notes"), (vii) Subordinate Class 2001B-1 Auction Rate Notes (the "Class 2001B-1 Notes") and (viii) Subordinate Class 2001B-2 Auction Rate Notes (the "Class 2001B-2 Notes").

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

               SERVICING OF ELIGIBLE LOANS. NELnet acts as servicer (the "Servicer") of the Company's Eligible Loans in accordance with a Servicing Agreement, dated as of June 1, 2000 (the "Servicing Agreement"). Nelnet Loan Services, Inc. acts as subservicer (the "Subservicer") and custodian (the "Custodian") of the Eligible Loans in accordance with the Subservicing Agreement (the "Subservicing Agreement") between NELnet and Nelnet Loan Services, Inc., respectively. The Company may appoint other entities to act as a servicer or subservicer if approved by the rating agencies which rate the Notes. Nelnet Loan Services, Inc. began its education loan servicing operations on January 1, 1978, and provides education loan servicing, time sharing, administration and other services to lenders, secondary market purchasers and Guarantee Agencies throughout the United States.

INFORMATION ON THE NOTES AND ELIGIBLE LOANS

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. Provided below is selected information as of December 31, 2001 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

               The principal balance of Eligible Loans as of December 31, 2001 was $1,905,393,356. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 2001.

                                            TABLE A
                   ORIGINAL PRINCIPAL AMOUNT OF NOTES ISSUED BY THE COMPANY
                   AND THE OUTSTANDING AGGREGATE PRINCIPAL AMOUNT PER CLASS
                                     (DECEMBER 31, 2001)
                                                                                Principal Outstanding
Series       Class     Date Issued         Maturity Dates        Original      as of December 31, 2001
2000         A-1       June 1, 2000       December 1, 2032       $50,000,000         $50,000,000
2000         A-2       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-3       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-4       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-5       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-6       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-7       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2000         A-8       June 1, 2000       December 1, 2032        75,000,000          75,000,000
2000         A-9       June 1, 2000       December 1, 2032        75,000,000          75,000,000
2000         A-10      June 1, 2000       December 1, 2032        75,000,000          75,000,000
2000         A-11      June 1, 2000       December 1, 2032        75,000,000          75,000,000
2000         A-12      June 1, 2000       December 1, 2032       100,000,000         100,000,000
2000         A-13      June 1, 2000       December 1, 2032       100,000,000         100,000,000
2000         A-14      June 1, 2000       December 1, 2032       100,000,000         100,000,000
2000         B-1       June 1, 2000       December 1, 2032        50,000,000          50,000,000
2001         A-1       April 2, 2001      July 1, 2012           480,000,000         480,000,000
2001         A-2       September 4, 2001  June 1, 2035            50,000,000          50,000,000
2001         A-3       September 4, 2001  June 1, 2035            50,000,000          50,000,000
2001         A-4       September 4, 2001  June 1, 2035            75,000,000          75,000,000
2001         A-5       September 4, 2001  June 1, 2035           100,000,000         100,000,000
2001         A-6       September 4, 2001  June 1, 2035           100,000,000         100,000,000
2001         A-7       September 4, 2001  June 1, 2035           100,000,000         100,000,000
2001         B-1       September 4, 2001  June 1, 2035            37,500,000          37,500,000
2001         B-2       September 4, 2001  June 1, 2035            37,500,000          37,500,000
                                                              --------------      --------------
                                                              $2,030,000,000      $2,030,000,000

               Set forth in Table B below is the interest rate for each outstanding Class of Notes as of December 31, 2001. The interest rate is calculated based on the applicable Auction Rate. The term "Auction Rate" refers to the rate of interest per annum that results from implementation of the auction procedures as described in the Indenture.


                                   TABLE B
                     APPLICABLE INTEREST RATE PER CLASS
                          (as of December 31, 2001)

                   CLASS                     CALCULATION METHOD
                   -----                     ------------------
                                                AUCTION RATE
                  2000A-1                          2.120%
                  2000A-2                          2.200%
                  2000A-3                          2.150%
                  2000A-4                          2.150%
                  2000A-5                          2.300%
                  2000A-6                          2.400%
                  2000A-7                          2.120%
                  2000A-8                          2.240%
                  2000A-9                          2.150%
                  2000A-10                         2.100%
                  2000A-11                         2.280%
                  2000A-12                         2.150%
                  2000A-13                         2.350%
                  2000A-14                         2.200%
                  2000B-1                          2.170%
                  2001A-2                          2.110%
                  2001A-3                          2.300%
                  2001A-4                          2.110%
                  2001A-5                          2.200%
                  2001A-6                          2.150%
                  2001A-7                          2.200%
                  2001B-1                          2.120%
                  2001B-2                          2.200%

                                                 FIXED RATE
                  2001A-1                           5.76%

               Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 2001. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     TABLE C
                       COMPOSITION OF THE ELIGIBLE LOANS &
                            DISTRIBUTION BY LOAN TYPE
                            (as of December 31, 2001)




                                                  Outstanding  Percent of Loans
                                                  Principal     By Outstanding
                      Loan Types                   Balance         Balance
                      ----------                   -------         -------

           Consolidated                          $709,753,461         37.25%
           PLUS                                    27,285,168          1.43
           SLS                                      9,274,505           .49
           Stafford-Subsidized                    527,793,980         27.70
           Stafford-Unsubsidized                  631,286,242         33.13
                                                  -----------         -----

                 Total                         $1,905,393,356        100.00%
                                               ==============        ======


           Number of Borrowers                       192,335
           Average Outstanding Principal
                  Balance Per Borrower                $9,907
           Number of Loans                           345,725
           Average Outstanding Principal
                  Balance Per Loan                    $5,511
           Approximate Weighted Average
                  Remaining Term (Months)                146

                                     TABLE D
               DISTRIBUTION OF THE ELIGIBLE LOANS BY INTEREST RATE
                            (as of December 31, 2001)


                                      Outstanding         Percent of Loans
                                       Principal          By Outstanding
        Interest Rate Range             Balance               Balance
        -------------------             -------               -------

         Less than 7.50%          $1,331,646,944                69.88%
         7.50% to 7.99%               73,913,828                 3.88
         8.00% to 8.49%              296,053,305                15.54
         8.50% to 8.99%                   26,250                  .00
         9.00% to 9.49%              195,230,241                10.25
         9.50% or greater              8,522,788                  .45
                                  --------------               ------

            Total                 $1,905,393,356               100.00%
                                  ==============               ======


                                     TABLE E
               DISTRIBUTION OF THE ELIGIBLE LOANS BY SCHOOL TYPES
                            (as of December 31, 2001)


                                        Outstanding      Percent of Loans
                                         Principal       By Outstanding
                 School Type              Balance            Balance
                 -----------              -------            -------

           2-Year                       $71,431,031             3.75%
           4-Year                     1,053,837,800            55.31
           Proprietary                   53,152,780             2.79
           Unknown                       17,218,284              .90
           Consolidation                709,753,461            37.25
                                        -----------            -----

                   Total             $1,905,393,356           100.00%
                                     ==============           ======


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

ITEM 3. LEGAL PROCEEDINGS

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31,
2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company is a wholly owned subsidiary of NELnet. There is no public trading market for the Company's common stock.

               As of April 1, 2002, NELnet was the only record holder of the Company's outstanding shares of common stock. The Company paid dividends on December 31, 2001 in the amount of $5,500,000.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 2001 and for the period June 1, 2000 through December 31, 2000. This information has been derived from the financial statements of the Company which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                        NELNET STUDENT LOAN CORPORATION-2
                             SELECTED FINANCIAL DATA

                                                  Year Ended       Period Ended
STATEMENT OF OPERATIONS DATA:                    December 31,       December 31,
                                                     2001             2000 (1)
                                                     ----             --------
Revenues:
    Loan interest..........................     $ 100,455,019      $ 46,225,110
    Investment interest....................         1,743,425         2,174,126
    Other..................................           198,289            80,481
                                                  -----------        ----------
            Total revenues.................       102,396,733        48,479,717
                                                  -----------        ----------
Expenses:
    Interest on notes payable..............        68,190,154        39,401,390
    Loan servicing fees to related party...        13,586,370         5,414,538
    Trustee and broker fees................         3,311,175         1,621,060
    Amortization of debt issuance costs....           344,311            78,537
    Amortization of loan premiums and
    lender fees............................         4,434,839         1,652,178
    Provision for loan losses..............         1,600,000         1.010,000
    Other general and administrative ......         2,767,940         1,147,800
                                                  -----------        ----------
            Total expenses.................        94,234,789        50,325,503
                                                  -----------        ----------
            Income (loss) before income tax
            expense (benefit)  ............         8,161,944        (1,845,786)

Income tax expense (benefit) ..............         2,938,300          (664,483)
                                                  -----------        ----------
            Net income (loss) .............     $   5,223,644    $   (1,181,303)
                                                =============    ==============

Ratio of earnings to fixed charges.........            1.12%             .95%(2)

BALANCE SHEET DATA:
Cash and cash equivalents .................        $    8,093      $ 1,008,671
Restricted cash - held by trustee .........        46,135,799       24,532,423
Student loans receivable, net..............     1,933,941,068      942,498,737
Total assets...............................     2,044,931,717    1,003,025,980
Notes payable .............................     2,030,000,000    1,000,000,000
Total liabilities..........................     2,040,788,376    1,004,206,283
Stockholder's equity (deficit).............         4,143,341       (1,180,303)

    (1) The Company was incorporated on October 8, 1999. The Company commenced its business operations on June 1, 2000.

    (2) Earnings were inadequate to cover fixed charges by $1,845,786 for the period ended December 31, 2000.

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

GENERAL

               The Company was formed on October 8, 1999 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued three (3) series of Notes consisting of twenty-four (24) classes. The Notes shown in the financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

               The assets of the Company consist primarily of Eligible Loans. At December 31, 2001, the Company held approximately $1,905,400,000 in Eligible Loans. The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. There were two additional issuances in 2001, on April 2, 2001 in the amount of $480,000,000 and on September 4, 2001 in the amount of $550,000,000.

SIGNIFICANT ACCOUNTING POLICIES

               The notes to the financial statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they may require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company's significant accounting policy is determining the level of the allowance for loan losses. Additional information about this policy can be found in Note 1 to the financial statements.

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses represents management's estimate of probable losses on Eligible Loans held in the Trust Estate and pledged to repay the Notes. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. The allowance for credit losses is determined via a process that begins with estimates of probable losses on Eligible Loans held in the Trust Estate, based upon a statistical analysis. Historical delinquencies and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.

               The allowance for loan losses reflects assumptions and estimates the Company believes are reasonable in light of historical loan losses and known trends with respect to Eligible Loans held in the Trust Estate. However, these estimates and assumptions are inherently uncertain and there can be no guarantee that management's estimates and assumptions will prove correct in future periods. Management continually measures expected losses against actual losses and assumptions are revised accordingly. Moreover, changes in the estimates and assumptions management uses to estimate the allowance for loan losses could have a direct impact on the amount of the allowance and the Company's financial condition in future periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO PERIOD ENDED DECEMBER 31, 2000

               REVENUES. Revenues for the year ended December 31, 2001 consisted primarily of interest earned on student loans, which totaled $100,455,019, compared to $46,225,110 for the period ended December 31, 2000, an increase of 117.32%. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 along with the financial results on a full year of business activity in 2001 compared to seven months of business activity in 2000. The amount of interest reported for each period was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses and unamortized premiums, of $1,933,941,068 at December 31, 2001, compared to $942,498,737 at December 31,
2000. The Company's average net investment in student loans during the year ended December 31, 2001 was $1,422,838,180 (excluding funds held by the

Trustee), compared to $891,888,250 for the period ended December 31, 2000, and the average effective annual interest rate of interest income on Eligible Loans was 7.06% for the year ended December 31, 2001, compared to 8.88% for the period ended December 31, 2000, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment during 2001 and the "floor rate" on the student loan assets being reset annually on July 1. The Company also received investment interest and other income for the year ended December 31, 2001 in the amounts of $1,743,425 and $198,289, respectively, compared to $2,174,126 and $80,481, respectfully, for the period ended December 31, 2000. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

               EXPENSES. Expenses for the year ended December 31, 2001 consisted primarily of interest on the Company's outstanding Notes which totaled $68,190,154, compared to $39,401,390 for the period ended December 31, 2000, an increase of 73.07% . The amount of interest expense reported depends primarily upon the amount of Notes outstanding during the years and the interest rates on such Notes. This increase in expenses is directly attributable to the issuance of additional Notes in the second and third quarters of 2001 along with the financial information on a full year of business activity compared to seven months of business activity in 2000. The Company's average debt outstanding was approximately $1,543,000,000 for the year ended December 31, 2001, compared to debt outstanding of $1,000,000,000 for the period ended December 31, 2000 and the average annual cost of borrowings was approximately 4.42% for the year ended December 31, 2001, compared to approximately 6.75% for the period ended December 31, 2000. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment during 2001. The Company also incurred loan servicing fees to a related party in the amount of $13,586,370 for the year ended December 31, 2001, compared to $5,414,538 for the period ended December 31, 2000. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees to a related party were higher in 2001 because the Company held, on average, more student loans in 2001 and incurred a full year of servicing costs. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums and lender fees for the year ended December 31, 2001 amounted to $3,311,175, $344,311 and $4,434,839 respectively, compared to $1,621,060, $78,537 and
$1,652,178 respectively, for the period ended December 31, 2000. The increases are attributable to the issuance of additional Notes in the second and third quarters of 2001 and a comparison of a full year of expenses in 2001 to seven months of expenses in 2000. Amortization of loans premiums and lender fees also increased due to an increase in the rate of amortization based on an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses for the year ended December 31, 2001 amounted to $1,600,000, compared to $1,010,000 for the period ended December 31, 2000. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Other general and administrative expenses for the year ended December 31, 2001 amounted to $2,767,940, compared to $1,147,800 for the period ended December 31, 2000. This increase is due to an increase in administrative fees incurred to the parent as the average outstanding student loan balances increased in 2001 along with a full year of expenses reported in 2001 compared to seven months in 2000.

               INCOME TAX EXPENSE. The Company has recognized income tax expense of $2,938,300 for the year ended December 31, 2001 compared to an income tax benefit of $664,483 for the period ended December 31, 2000. The income tax expense was a result of net income being realized for the year ended December 31, 2001 compared with the net loss realized for the period ended December 31, 2000. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

               NET INCOME. The Company had net income of $5,223,644 for the year ended December 31, 2001 compared to a net loss of $1,181,303 for the period ended December 31, 2000. The net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $25,441,145 from $6,823,720 for the period ended December 31, 2000 to $32,264,865 for the year ended December 31, 2001. The net loss for the period ended December 31, 2000 resulted from the pre-funding of a portion of the Series 2000 Notes, establishing the allowance for loan loss and amortization expense related to student loan premiums being higher than expected.

               For the year ended December 31, 2001, there were no unusual or infrequent events or transactions or any significant economic dangers that materially affected the amount of reported income.

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

               It is anticipated that regular payments under the terms of the Eligible Loans, as well as early prepayment, will reduce the number of Eligible Loans held in the Trust Estate. The Company is authorized under the Indenture to use principal receipts from Eligible Loans to purchase additional Eligible Loans until July 1, 2004.

               Scheduled payments on the Company's notes payable will be made , only to the extent funds are available. Assuming funds are available, scheduled payments are due as follows:

           2002                                   $           --
           2003                                       48,000,000
           2004                                       89,760,000
           2005                                       84,000,000
           2006                                       84,000,000
           2007 and thereafter                     1,724,240,000
                                                   -------------
                                                  $2,030,000,000

               Management's expectations are that future cash flows provided by operating activities will be sufficient to meet the Company's obligations. For further discussion of the above obligations, refer to Note 4 of the financial statements.

IMPACT OF INFLATION

               For the year ended December 31, 2001, cost increases to the Company were not materially impacted by inflation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company's assets consist almost entirely of student loans. Those student loans are subject to market risk in that the cash flows generated by the student loans can be affected by changes in interest rates. The student loans generally bear interest at a rate equal to the average bond equivalent rates of weekly auctions of 91-day Treasury bills (the "91-day Treasury Bill Rate") plus a margin specified for each student loan. Thus, if interest rates generally increase, the Company would expect to earn greater interest on its student loans, and if interest rates generally decrease, the Company would expect the interest that it earns to be reduced. The Company does not hold any of its assets for trading purposes.

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

               As shown by the chart below, the Company has conducted a sensitivity analysis to determine what effect different changes in the interest rates on student loans and the Notes would have on its cash flows and its resulting ability to pay the principal and interest due on the Notes. Historically, the majority of the Company's Notes have borne interest at a rate that approximates 1 Month LIBOR. Generally, student loans bear interest at a rate based on the 91-day Treasury Bill Rate. Thus, the Company's analysis of the effect of different interest rates on its cash flows was prepared assuming spreads of 10, 30, 40, 60, 80 and 100 basis points between 91-day Treasury Bills and 1 Month LIBOR (the "NELNET-2 Ted Spread"). The NELNET-2 Ted Spreads were then applied at different rates of interest to determine their effect on the "spread" between the interest the Company earns on its student loans and its interest payment obligations under the notes (the "NELNET-2 Net Spread").

--------------- ------------------------------------------------------------------------------------
   T-BILL*                                      NELNET-2  NET SPREAD

                ------------ ------------ ------------- -------------- -------------- --------------
    7.00%           1.13%        .97%          .90%          .74%           .59%           .44%
                ------------ ------------ ------------- -------------- -------------- --------------
    6.00%           .89%         .74%          .66%          .51%           .36%           .20%
                ------------ ------------ ------------- -------------- -------------- --------------
    5.00%           .71%         .56%          .48%          .33%           .18%           .03%
                ------------ ------------ ------------- -------------- -------------- --------------
    4.00%           .63%         .47%          .40%          .25%           .09%           -.06%
                ------------ ------------ ------------- -------------- -------------- --------------
    3.00%           .60%         .45%          .37%          .22%           .07%           -.09%
                ------------ ------------ ------------- -------------- -------------- --------------
    2.00%           .56%         .41%          .34%          .18%           .03%           -.12%
                ------------ ------------ ------------- -------------- -------------- --------------

--------------- ------------------------- ------------- -------------- -------------- --------------
   NELNET-2
 TED SPREAD**        10           30            40            60             80             100
--------------- ------------------------------------------------------------------------------------

*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)

               Generally, increases in the NELNET-2 Ted Spread and decreases in interest rates have the effect of reducing the NELNET-2 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 27, 2002 the 1 Month LIBOR rate was 1.884% and the 91-day Treasury Bill Rate was 1.80%. Thus, the NELNET-2 Ted Spread was approximately eight basis points (1.884 - 1.80) and the NELNET-2 Net Spread was approximately 56 basis points. If, at the same interest rate (approximately 2.00%), the NELNET-2 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NELNET-2 Net Spread of a negative twelve basis points. The Company, however, believes that a NELNET-2 Ted Spread of 100 is unlikely to occur.


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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and their addresses and principal occupations or affiliations are as follows:

                                                                Principal      Officers and
                      Other                                     Occupation    Directors Term
Name of Director  Offices Held   Age          Address         or Affiliation    From   To*
----------------  ------------   ---          -------         --------------    ----   --
Michael S.          Chairman      38   6801 S. 27th Street    Chief           October   Present
Dunlap                                 P.O. Box 82529         Executive       1999
                                       Lincoln, Nebraska      Officer of
                                       68501                  Union Bank
                                                              and Trust
                                                              Company;
                                                              President,
                                                              Farmers &
                                                              Merchants
                                                              Investment,
                                                              Inc.;
                                                              Chairman,
                                                              NELnet, Inc.

Stephen F.          President     49   6991 East Camelback    Vice-Chairman,  October   Present
Butterfield                            Road, Suite B290       NELnet, Inc.;   1999
                                       Scottsdale, Arizona    President of
                                       85251                  Union
                                                              Financial
                                                              Services, Inc.

Jeffery R.            Vice        36   3015 S. Parker Road    Senior Vice     November  Present
Noordhoek          President,          Suite 400              President,      2001
                    Treasurer          Aurora, CO 80014       Capital
                  and Secretary                               Markets -
                                                              NELnet, Inc.

Ross Wilcox            --         59   4732 Calvert Street    Chairman of     October   Present
                                       Lincoln, Nebraska      the Board of    1999
                                       68506                  Union Bank
                                                              and Trust
                                                              Company

Dr. Paul R. Hoff       --         67   Hernia Hill, Rural     Retired         October   Present
                                       Route 1                Physician       1999
                                       Seward, Nebraska
                                       68434

  -------------
  (*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company's next annual meeting is scheduled for March, 2003.

EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

        MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As co-founder and chairman of the board of both NELnet and Union Financial Services Inc. ("UFS"), Mr. Dunlap is responsible for the overall strategy and direction of the companies. Mr. Dunlap is also the chief executive officer of Union Bank and Trust Company, and president of Farmers & Merchants Investment, Inc. (the parent of Union Bank and Trust Company). Mr. Dunlap has been an employee of Union Bank and Trust Company for approximately 20 years and is a member of the Nebraska State Bar Association. Mr. Dunlap received his B.S. degree in finance and accounting and his law degree from the University of Nebraska.

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

        JEFFERY R. NOORDHOEK, VICE PRESIDENT, TREASURER AND SECRETARY. As a Senior Vice President in the capital markets area of NELnet, Jeff Noordhoek is responsible for leading the company in its securitization and capital markets funding efforts. Mr. Noordhoek's primary function is to raise low cost capital and to design creative methods to finance the company's student loan portfolios through warehouse lines of credit, long-term securitizations, and private debt arrangements. Mr. Noordhoek has been in the capital markets area of NELnet since 1996. Prior to joining NELnet, Mr. Noordhoek served as a senior associate for State Street Capital Corporation where he assisted in the establishment of Clipper Receivables Commercial Paper Conduit and the Clipper Blue Tax-Exempt financing vehicles. While at State Street, Mr. Noordhoek worked at its offices in Luxembourg, Toronto, and Boston where he successfully executed securitizations in numerous asset classes. Mr. Noordhoek received his B.S. in business administration from the University of Nebraska and his M.B.A. from Boston University.

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

        DR. R. PAUL HOFF, DIRECTOR. Dr. R. Paul Hoff has worked as a family practice physician in Seward, NE for 35 years. In addition, Dr. Hoff has served as a past member of Admissions Board of University of Nebraska Medical School and the Deans Advisory Board. Dr. Hoff currently acts as a board member for Stratus Mutual Fund and Security Home Bank, and as a past board member for:
Hawkeye Bank Corp., NEBHELP and Nelnet Loan Services.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 2001

               The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 2001

               The Company has no long-term incentive plan.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 2001

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

BOARD MEETINGS

               During fiscal year 2001, the Board held three regular meetings.

COMMITTEES OF THE BOARD

               The Board of Directors has not established an Audit Committee or a Compensation Committee.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               As of April 1, 2002, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by NELnet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

CHANGES IN CONTROL.

               The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               ADMINISTRATIVE SERVICES AGREEMENT. The Company and NELnet, the Company's parent corporation, entered into an Administrative Services Agreement (the "Agreement") dated as of June 1, 2000.
  Under the Agreement, NELnet agreed: (i) to furnish or cause to be furnished to the Company or the Trustee copies of reports received with respect to the Loans, and prepare such additional reports with respect to the Loans as the Company or the Trustee may reasonably request from time to time; (ii) to respond to inquiries and requests made by borrowers, educational institutions, Guarantee Agencies, the Trustee, and other parties with respect to the Loans and respond to requests by the Company's independent auditors for information concerning the Company's financial affairs; (iii) to maintain financial records concerning the Loans and, if furnished adequate information with respect to financial affairs not related to the Loans, prepare and maintain a general ledger and financial statements for the Company; (iv) provide instructions to the Trustee with respect to the administration of the Loans; (v) to prepare for and furnish to the Company such statistical reports and cash flow projections as may be required under the Indenture or requested by the Company; and (vi) to provide such other services with respect to administration of its program as the Company may reasonably request. The Agreement expires upon the stated maturity of the Notes. In return for the services provided by NELnet, the Company pays to NELnet on the first day of each calendar month an amount equal to 0.015% of the average outstanding balance of the Loans during the preceding month. The obligation of the Company to pay fees under the Agreement is a limited obligation to be satisfied solely from distributions made by the Trustee to the Company under the terms of the Indenture. Although the Company is obligated to pay to NELnet the full amount of all accrued fees, such payments are made exclusively from amounts deposited in the Operating Fund for payment of the Company's Maintenance and

Operating Expenses (as defined in the Indenture). If the Company does not have funds on hand to cover the full amount of the fees due under the Agreement, then payment of the unpaid balance is deferred until there are sufficient funds available from such sources to satisfy part, or all, of the outstanding debt. The fee payable to NELnet under the Agreement may be revised on each January 1 during the term of the Agreement. To alter the fee, NELnet must provide written notice of the proposed new fee to the Company ninety (90) days prior to the next January 1. If NELnet and the Company cannot reach an agreement within sixty (60) days of the receipt of the notice, either party may terminate the Agreement upon thirty (30) day's written notice to the other party.

               SERVICING AGREEMENT. The Company and NELnet entered into a Servicing Agreement (the "Servicing Agreement") dated as of June 1, 2000. Under the Servicing Agreement, NELnet services the Eligible Loans. NELnet owns all of the issued and outstanding stock of the Company. NELnet entered into subservicing agreements with Nelnet Loan Services, Inc. (the "Subservicing Agreement") dated as of June 1, 2000. Under the Subservicing Agreement, Nelnet Loan Services, Inc., as Subservicer, assumes substantially all of the duties of the Servicer under the Servicing Agreement for the term of the Servicing Agreement. The Company believes that the terms and conditions of the Servicing Agreement (and the subservicing arrangement) are comparable to those offered by or available to unrelated parties. The servicing fee to NELnet is calculated using an annual asset-based charge that ranges from 0.60 to 1.25 percent of the student loan principal balance, depending on the type of loan, calculated monthly.

               STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions including, but not limited to, Union Bank and Trust Company, NEBHELP, Inc., MELMAC, LLC, NHELP-I, Inc., NHELP-III, Inc., and NELNET Student Loan Corporation-1 pursuant to which the Company has purchased Eligible Loans. NEBHELP, Inc., MELMAC, LLC, NHELP-I, Inc., NHELP-III, Inc. and NELNET Student Loan Corporation-1 are subsidiary corporations of NELnet. Certain of the shareholders of Nelnet Loan Services, Inc. also hold an interest in the bank holding company that owns and controls Union Bank and Trust Company, and certain of the officers and directors of the Company are also officers and directors of Union Bank and Trust Company. Although the above mentioned entities are related to the Company as described in the paragraph above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.

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

          4.2 Series 2000 Supplemental Indenture by and between the Company and Zions First National Bank, dated as of June 1, 2000 (Incorporated by reference herein to the Company's current report on Form 8-K, filed June 16, 2000.)

          4.3 Series 2001A Supplemental Indenture of Trust by and between the Company and Zions First National Bank, dated as of April 1, 2001 (Incorporated by reference herein to the Company's current report on Form 8-K, filed April 16, 2001.)

          4.4 Series 2001B Supplemental Indenture of Trust by and between the Company and Zions First National Bank, dated as of September 1, 2001 (Incorporated by reference herein to the Company's current report on Form 8-K, filed September 7, 2001.)

         10.1 Servicing Agreement, dated as of June 1, 2000, by and between the Company and NELnet, Inc. (Incorporated by reference herein to the Company's Quarterly report on Form 10-Q for the period ended June 30, 2000.)

         23.1 Consent of KPMG LLP to the incorporation by reference of the Company's financial statements as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000, into the Company's Registration Statement on Form S-3 (File No. 333-93865).*

            *  Filed herewith


REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS OF NELNET STUDENT LOAN CORPORATION-2

Independent Auditors' Report.................................................F-1

Balance Sheets as of December 31, 2001 and 2000..............................F-2

Statements of Operations for the year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000................................F-3

Statements of Stockholder's Equity (deficit) for the year ended
December 31, 2001 and the period June 1, 2000 through December 31, 2000..... F-4

Statements of Cash Flows for the year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000................................F-5

Notes to Financial Statements................................................F-6


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


                                     NELNET STUDENT LOAN CORPORATION-2


                                     By: /s/ Michael S. Dunlap
                                        -------------------------
                                        Michael S. Dunlap, Chairman of the Board
                                        (Principal Executive Officer)

                                     Date:  April 1, 2002


                                     By: /s/ Jeffery R. Noordhoek
                                        ----------------------------
                                        Jeffery R. Noordhoek, Vice President
                                        (Principal Financial and Accounting
                                        Officer)

                                     Date:  March 29, 2002


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                  Title                  Date
                 ---------                  -----                  ----

By: /s/ Michael S. Dunlap        Chairman of the Board        April 1, 2002
    ------------------------     (Principal Executive
      Michael S. Dunlap          Officer)


By: /s/ Stephen F. Butterfield   President and Director       March 29, 2002
    ------------------------
      Stephen F. Butterfield


By: /s/ Jeffery R. Noordhoek     Vice-President, Secretary,   March 29, 2002
    ------------------------     Treasurer and Director
      Jeffery R. Noordhoek       (Principal Financial and
                                  Accounting Officer)


By:                              Director
    -------------------------
      Ross Wilcox

By:  /s/ Dr. Paul Hoff           Director                     March 29, 2002
    -------------------------
      Dr. Paul Hoff

                        NELNET STUDENT LOAN CORPORATION-2
                   (a wholly owned subsidiary of NELnet, Inc.)

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
NELNET Student Loan Corporation-2:


We have audited the accompanying balance sheets of NELNET Student Loan Corporation-2, (a wholly owned subsidiary of NELnet, Inc.), as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity (deficit) and cash flows for the year ended December 31, 2001 and for the period June 1, 2000 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-2 at December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period June 1, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP



March 8, 2002
Lincoln, Nebraska


                              NELNET STUDENT LOAN CORPORATION-2
                         (a wholly owned subsidiary of NELnet, Inc.)
                                       Balance Sheets
                                 December 31, 2001 and 2000

                             Assets                                       2001              2000
                                                                    ----------------  ----------------
Cash and cash equivalents                                           $         8,093         1,008,671
Student loans receivable, net of allowance of $1,891,253 in 2001
    and $826,279 in 2000                                              1,933,941,068       942,498,737
Accrued interest receivable                                              50,256,051        30,024,577
Restricted cash - held by trustee                                        46,135,799        24,532,423
Debt issuance costs, net of accumulated amortization of $422,848
     in 2001 and $78,537 in 2000                                          9,355,177         4,297,089
Income taxes receivable from parent                                              --           376,708
Due from parent                                                           4,100,000                --
Deferred tax asset                                                        1,135,529           287,775
                                                                    ----------------  ----------------
              Total assets                                          $ 2,044,931,717     1,003,025,980
                                                                    ================  ================
         Liabilities and Stockholder's Equity (Deficit)
Liabilities:
    Notes payable                                                   $ 2,030,000,000     1,000,000,000
    Accrued interest payable                                              4,087,348         3,120,615
    Other liabilities                                                     3,833,683         1,085,668
    Income taxes payable to parent                                        2,867,345                --
                                                                    ----------------  ----------------
              Total liabilities                                       2,040,788,376     1,004,206,283
                                                                    ----------------  ----------------
Stockholder's equity (deficit):
    Common stock, no par value, authorized 1,000 shares;
       issued and outstanding 1,000 shares                                    1,000             1,000
    Additional paid in capital                                            4,142,341                --
    Accumulated deficit                                                          --        (1,181,303)
                                                                    ----------------  ----------------
              Total stockholder's equity (deficit)                        4,143,341        (1,180,303)
Commitments and contingencies
                                                                    ----------------  ----------------
              Total liabilities and stockholder's equity (deficit)  $ 2,044,931,717     1,003,025,980
                                                                    ================  ================
See accompanying notes to financial statements.



                                NELNET STUDENT LOAN CORPORATION-2
                            (a wholly owned subsidiary of NELnet, Inc.)
                                      Statements of Operations
           Year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000

                                                                       2001              2000
                                                                 ----------------  ----------------
Revenues:
    Loan interest                                                $   100,455,019        46,225,110
    Investment interest                                                1,743,425         2,174,126
    Other                                                                198,289            80,481
                                                                 ----------------  ----------------
              Total revenues                                         102,396,733        48,479,717
                                                                 ----------------  ----------------
Expenses:
    Interest on notes payable                                         68,190,154        39,401,390
    Loan servicing fees to related party                              13,586,370         5,414,538
    Trustee and broker fees                                            3,311,175         1,621,060
    Amortization of debt issuance costs                                  344,311            78,537
    Amortization of loan premiums and lender fees                      4,434,839         1,652,178
    Provision for loan losses                                          1,600,000         1,010,000
    Other general and administrative                                   2,767,940         1,147,800
                                                                 ----------------  ----------------
              Total expenses                                          94,234,789        50,325,503
                                                                 ----------------  ----------------
              Income (loss) before income tax expense (benefit)        8,161,944        (1,845,786)
Income tax expense (benefit)                                           2,938,300          (664,483)
                                                                 ----------------  ----------------
              Net income (loss)                                  $     5,223,644        (1,181,303)
                                                                 ================  ================

See accompanying notes to financial statements.


                              NELNET STUDENT LOAN CORPORATION-2
                           (a wholly owned subsidiary of NELnet, Inc.)
                           Statements of Stockholder's Equity (Deficit)
        Year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000

                                                                                            Total
                                                        Additional        Retained       stockholder's
                                             Common      paid-in          earnings          equity
                                             stock        capital         (deficit)       (deficit)
                                           ---------- ---------------  --------------   -------------
Balance at June 1, 2000                   $     --              --               --               --

Issuance of common stock                     1,000              --               --            1,000
Net loss                                        --              --       (1,181,303)      (1,181,303)
                                           ----------   -----------    --------------   -------------
Balance at December 31, 2000              $  1,000              --       (1,181,303)      (1,180,303)

Net income                                      --              --        5,223,644        5,223,644
Capital contribution from parent                --       5,600,000               --        5,600,000
Dividends paid - $5,500 a share                 --      (1,457,659)      (4,042,341)      (5,500,000)
                                           ---------- ---------------  --------------   -------------
Balance at December 31, 2001              $  1,000       4,142,341               --        4,143,341
                                           ========== ===============  ==============   =============

See accompanying notes to financial statements.

                                    NELNET STUDENT LOAN CORPORATION-2
                                (a wholly owned subsidiary of NELnet, Inc.)
                                          Statements of Cash Flows
             Year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000

                                                                          2001              2000
                                                                     ---------------   ---------------
Net income (loss)                                                    $    5,223,644        (1,181,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization of loan premiums, lender fees and debt
         issuance costs                                                   4,779,150         1,730,715
       Deferred income tax benefit                                         (847,754)         (287,775)
       Provision for loan losses                                          1,600,000         1,010,000
       Increase in accrued interest receivable                          (20,231,474)      (30,024,577)
       Increase in accrued interest payable                                 966,733         3,120,615
       Increase in other liabilities                                      2,748,015         1,085,668
       Decrease (increase) in income taxes receivable from parent           376,708          (376,708)
       Increase in income taxes payable to parent                         2,867,345                --
       Increase in due from parent                                       (4,100,000)               --
                                                                     ---------------   ---------------
              Net cash used in operating activities                      (6,617,633)      (24,923,365)
                                                                     ---------------   ---------------
Cash flows from investing activities:
    Purchases of student loans, including premiums                   (1,188,809,680)   (1,007,842,817)
    Proceeds from sales of student loans                                 54,923,189            11,698
    Net proceeds from student loan principal payments
       and loan consolidations                                          136,409,321        62,670,204
    Increase in restricted cash - held by trustee                       (21,603,376)      (24,532,423)
                                                                     ---------------   ---------------
              Net cash used in investing activities                  (1,019,080,546)     (969,693,338)
                                                                     ---------------   ---------------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                           1,030,000,000     1,000,000,000
    Payment for debt issuance costs                                      (5,402,399)       (4,375,626)
    Issuance of common stock                                                     --             1,000
    Capital contribution from parent                                      5,600,000                --
    Dividends paid                                                       (5,500,000)               --
                                                                     ---------------   ---------------
              Net cash provided by financing activities               1,024,697,601       995,625,374
                                                                     ---------------   ---------------
              Net (decrease) increase in cash and cash equivalents       (1,000,578)        1,008,671

Cash and cash equivalents, beginning of period                            1,008,671                --
                                                                     ---------------   ---------------
Cash and cash equivalents, end of period                             $        8,093         1,008,671
                                                                     ===============   ===============

Supplemental disclosures of cash flow information:
    Interest paid                                                    $   67,223,421        36,280,775
                                                                     ===============   ===============
    Income taxes paid to parent                                      $      542,001                --
                                                                     ===============   ===============

See accompanying notes to financial statements.

                        Nelnet Student Loan Corporation-2
                   (a wholly owned subsidiary of NELnet, Inc.)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(1)   Summary of Significant Accounting Policies and Practices

           Description of Business

           NELNET Student Loan Corporation-2 (the Company), a wholly owned subsidiary of NELnet, Inc. (the Parent or NELnet) is a C Corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). The 2000 financial statements reflect the operations of the Company for the period June 1, 2000 (date of commencement of operations) through December 31, 2000.

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

           The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off are credited to the allowance for loan losses. The charge to operations is estimated and based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, past loan loss experience, and general economic conditions.

           Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.


                                     F-6
                                                                     (Continued)

           Interest on Student Loans

           Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

           Debt Issuance Costs

           Debt issuance costs are amortized over the estimated life of the related debt, ranging from 12 to 34 years.

           Income Taxes

           The Company files a consolidated Federal tax return with Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation) (NLS), the legal parent of NELnet. The financial statements reflect income tax expense (benefit) computed as if the Company filed a separate tax return. Income tax expense (benefit) is allocated by (to) the Company to
           (from) its Parent as if the Company were a separate tax paying entity.

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

           Comprehensive Income

           The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net income
           (loss).

                                     F-7
                                                                     (Continued)

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

(3)   Student Loans Receivable and Concentration of Credit Risk

      Guaranteed loans may be made under the insured student loan program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. treasury bill rate, and currently range from 5% to 12% dependent upon type, terms of loan agreements and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

      Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 96% and 97% of the student loans at December 31, 2001 and 2000, respectively) are insured up to 98%.

      The Company has provided for an allowance for loan losses related to those student loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the year ended December 31, 2001 and for the period June 1, 2000 through December 31, 2000 is shown below:

                                                    2001        2000
                                                 -----------  ----------
           Beginning balance                    $   826,279           -
           Provision for loan losses              1,600,000   1,010,000
           Loans charged off, net of recoveries    (535,026)   (183,721)
                                                 -----------  ----------
           Ending balance                       $ 1,891,253     826,279
                                                 ===========  ==========


                                     F-8
                                                                     (Continued)

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

      The table below summarizes the outstanding notes payable at December 31, 2001 and 2000 by issue:

                                                                          2001                          2000
                                                             ---------------------------   ----------------------------
                                                                Carrying       Interest       Carrying        Interest
                                                   Maturity      amount          rate          amount           rate
                                                  ----------- --------------- ----------   ---------------  -----------
2000 Senior Auction Rate Notes, Class A-1          12/1/2032   $  50,000,000       2.12%    $  50,000,000         6.75%
2000 Senior Auction Rate Notes, Class A-2          12/1/2032      50,000,000       2.20        50,000,000         6.98
2000 Senior Auction Rate Notes, Class A-3          12/1/2032      50,000,000       2.15        50,000,000         6.84
2000 Senior Auction Rate Notes, Class A-4          12/1/2032      50,000,000       2.15        50,000,000         6.82
2000 Senior Auction Rate Notes, Class A-5          12/1/2032      50,000,000       2.30        50,000,000         6.85
2000 Senior Auction Rate Notes, Class A-6          12/1/2032      50,000,000       2.40        50,000,000         6.85
2000 Senior Auction Rate Notes, Class A-7          12/1/2032      50,000,000       2.12        50,000,000         6.90
2000 Senior Auction Rate Notes, Class A-8          12/1/2032      75,000,000       2.24        75,000,000         6.98
2000 Senior Auction Rate Notes, Class A-9          12/1/2032      75,000,000       2.15        75,000,000         6.97
2000 Senior Auction Rate Notes, Class A-10         12/1/2032      75,000,000       2.10        75,000,000         6.95
2000 Senior Auction Rate Notes, Class A-11         12/1/2032      75,000,000       2.28        75,000,000         6.95
2000 Senior Auction Rate Notes, Class A-12         12/1/2032     100,000,000       2.15       100,000,000         6.80
2000 Senior Auction Rate Notes, Class A-13         12/1/2032     100,000,000       2.35       100,000,000         6.73
2000 Senior Auction Rate Notes, Class A-14         12/1/2032     100,000,000       2.20       100,000,000         6.65
2000 Subordinate Auction Rate Notes, Class B-1     12/1/2032      50,000,000       2.17        50,000,000         6.90
2001 Senior Fixed Rate Notes, Class A-1             7/1/2012     480,000,000       5.76                --           --
2001 Senior Auction Rate Notes, Class A-2           6/1/2035      50,000,000       2.11                --           --
2001 Senior Auction Rate Notes, Class A-3           6/1/2035      50,000,000       2.30                --           --
2001 Senior Auction Rate Notes, Class A-4           6/1/2035      75,000,000       2.11                --           --
2001 Senior Auction Rate Notes, Class A-5           6/1/2035     100,000,000       2.20                --           --
2001 Senior Auction Rate Notes, Class A-6           6/1/2035     100,000,000       2.15                --           --
2001 Senior Auction Rate Notes, Class A-7           6/1/2035     100,000,000       2.20                --           --
2001 Subordinate Auction Rate Notes, Class B-1      6/1/2035      37,500,000       2.12                --           --
2001 Subordinate Auction Rate Notes, Class B-2      6/1/2035      37,500,000       2.20                --           --
                                                              ---------------              ---------------

                                                              $2,030,000,000               $1,000,000,000
                                                              ===============              ===============

                                     F-9
                                                                   (Continued)

      Generally, the notes can be redeemed on any interest payment date at par plus accrued interest. Subject to note provisions, all notes are subject to redemption prior to maturity at the option of the Company, without a prepayment penalty. The Company's prospectus supplement for the 2001 Senior Fixed Rate Notes, Class A-1 provides that beginning July 1, 2003, scheduled payments will be made, only to the extent funds are available. Assuming funds are available, scheduled payments are due as follows:

               2002                         $             -
               2003                              48,000,000
               2004                              89,760,000
               2005                              84,000,000
               2006                              84,000,000
               2007 and thereafter            1,724,240,000
                                             ---------------
                                            $ 2,030,000,000
                                             ===============

      The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 2001 and 2000.

(5)   Income Taxes

      Components of the income tax expense (benefit) for the year ended December 31, 2001 and the period June 1, 2000 through December 31, 2000 are shown below.

                                        2001        2000
                                    ------------ -----------
           Current:
              Federal              $  3,474,268    (346,123)
              State                     311,786     (30,585)
                                    ------------ -----------
                                      3,786,054    (376,708)
                                    ------------ -----------
           Deferred:
              Federal                  (780,826)   (262,987)
              State                     (66,928)    (24,788)
                                    ------------ -----------
                                       (847,754)   (287,775)
                                    ------------ -----------
                                   $  2,938,300    (664,483)
                                    ============ ===========


                                     F-10
                                                                     (Continued)

      The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit), computed by applying the federal statutory corporate tax rates to income (loss) before income tax expense (benefit) for 2001 and 2000, as shown below.

                                                             2001        2000
                                                          ----------  ----------
      Computed "expected" income tax expense (benefit) $2,775,061 (627,567) Increase in income tax benefit resulting from;
         State taxes, net of Federal income tax expense     161,606     (36,916)
         Other                                                1,633           -
                                                          ----------  ----------
                 Actual income tax expense (benefit)     $2,938,300    (664,483)
                                                          ==========  ==========


      The Company's deferred tax assets at December 31, 2001 and 2000 resulted from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.

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

           Notes Payable

           The fair value of the notes payable is based on market prices for securities that possess similar credit risk and interest rate risk at or near December 31, 2001. The terms of the arrangement specify that the outstanding debt is callable at par at specified interest payment dates. The estimated fair value of notes payable at December 31, 2001 is approximately $2,043,940,000.

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


                                     F-11
                                                                     (Continued)

(7)   Guarantee Agencies

      As of December 31, 2001 and 2000, Nebraska Student Loan Program, Inc., the Florida Department of Education Office of Student Financial Assistance, and the United Student Aid Funds, Inc. were the primary guarantors, guaranteeing approximately 66% and 77%, respectively, of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, as amended, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

 (8)  Related Parties

      Certain shareholders and directors of the Parent are also officers and directors of Union Bank & Trust Company (UB&T). A majority of the loans currently held were purchased from UB&T and other wholly owned subsidiaries of the Parent.

      Under the terms of an agreement, the Company contracts all loan servicing through the Parent. NLS is contracted as a sub-servicer by the Parent. Fees paid to NLS are calculated using an annual asset-based charge ranging from .60% to 1.25% of the student loan principal balance, calculated monthly. The fees amounted to approximately $13.6 million and $4.5 million in 2001 and 2000, respectively. At December 31, 2001 and 2000, approximately $2.9 million and $0.8 million, respectively, was payable to the Parent and NLS for loan servicing and is included in other liabilities on the accompanying balance sheets.

      During 2001 and 2000, the Company purchased student loans in the approximate amounts, from the following wholly owned subsidiaries of the Parent. Premiums paid on these loans, not included in the amounts below, totaled approximately $14 million and $17.9 million in 2001 and 2000, respectively.

                                                      2001          2000
                                                 ------------- -------------
      NELNET Student Loan Corporation-1         $ 224,800,000   101,400,000
      NHELP-I, Inc.                               191,600,000   412,900,000
      NHELP-III, Inc.                              42,400,000   344,100,000
      NEBHELP, Inc.                               390,600,000    97,100,000
      MELMAC, LLC                                   4,900,000             -
                                                 ============= =============


                                     F-12
                                                                     (Continued)

      During 2001, the Company sold student loans, including unamortized premiums, of approximately $54.9 million to NEBHELP, Inc. No gains or losses were recognized, as sales between wholly owned subsidiaries of the Parent are made at amortized cost.

      During 2001, the Company purchased student loans of approximately $270 million from UB&T. Premiums paid on these loans totaled approximately $3.4 million.

      The Company incurred fees to the Parent for managerial and administrative support for the operations of the Company based on a service agreement that requires .015% of the average outstanding loan balance to be paid monthly. In addition, the Parent has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses on the accompanying statements of operations, amounted to approximately $2.6 million and $0.8 million in 2001 and 2000, respectively.