Form 10-Q
period 2002-03-31
NELNET STUDENT LOAN CORP- 2
filed 2002-05-15
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                                ------------------------------------------------

  Commission file number                       333-93865
                            ----------------------------------------------------

                        NELNET STUDENT LOAN CORPORATION-2
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                84-1518863
------------------------------                               ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


            121 South 13th Street, Suite 301, Lincoln, Nebraska 68508
           ----------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                                 (402) 475-7272
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Stock                                 Amount Outstanding
        --------------                                 ------------------
  Common Stock, No par value                      1,000 Shares of Common Stock
                                                       as of May 15, 2002

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I. - FINANCIAL INFORMATION

  Item 1. Financial Statements

             Balance Sheets as of March 31, 2002 and December 31, 2001.........3
             Statements of Operations for the three months ended
               March 31, 2002 and 2001.........................................4
             Statement of Stockholder's Equity for the three months ended
               March 31, 2002..................................................5
             Statements of Cash Flows for the three months ended
               March 31, 2002 and 2001.........................................6
             Note to Financial Statements......................................7


  Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........10

PART II. - OTHER INFORMATION

  Item 1. Legal Proceedings...................................................11
  Item 2. Changes in Securities...............................................11
  Item 3. Defaults upon Senior Securities.....................................12
  Item 4. Submission of Matters to a Vote of Security Holders.................12
  Item 5. Other Information...................................................12
  Item 6. Exhibits and Reports on Form 8-K....................................12

NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------

                              ASSETS
                                                                    March 31, 2002     December 31,
                                                                      (unaudited)          2001
                                                                    ---------------   -------------
Cash and cash equivalents                                            $       11,383  $        8,093

Student loans receivable including net premiums, net of allowance
for loan losses of $2,138,806 in 2002 and $1,891,253 in 2001          2,394,038,985   1,933,941,068

Accrued interest receivable                                              66,725,162      50,256,051

Restricted cash - held by trustee                                       138,546,163      46,135,799

Debt issuance costs, net of accumulated amortization of $542,081
in 2002 and $422,848 in 2001                                             10,809,591       9,355,177

Accounts receivable from affiliates                                       5,481,000       4,100,000

Deferred tax asset                                                        1,005,529       1,135,529
                                                                     --------------  --------------
               Total assets                                          $2,616,617,813  $2,044,931,717
                                                                     ==============  ==============

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities:

        Notes payable                                                $2,594,000,000  $2,030,000,000

        Accrued interest payable                                          4,354,505       4,087,348

        Other liabilities                                                 4,440,985       3,833,683

        Income taxes payable to parent                                    5,182,334       2,867,345
                                                                     --------------  --------------
               Total liabilities                                     $2,607,977,824  $2,040,788,376
                                                                     --------------  --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares;
        issued and outstanding 1,000 shares                               $   1,000       $   1,000

        Additional paid in capital                                        4,292,341       4,142,341

        Retained earnings                                                 4,346,648              --
                                                                     --------------  --------------
               Total stockholder's equity                                 8,639,989       4,143,341
                                                                     --------------  --------------
               Total liabilities and stockholder's equity            $2,616,617,813  $2,044,931,717
                                                                     ==============  ==============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      2002              2001
                                                      ----              ----
Revenues:

        Loan interest                             $30,512,753       $18,049,592

        Investment interest                           146,470           451,569
                                                  -----------       -----------
               Total revenues                     $30,659,223       $18,501,161
                                                  -----------       -----------
Expenses:

        Interest on notes payable                 $14,927,158       $14,647,435

        Loan servicing fees to related party        4,741,558         2,446,543

        Trustee and broker fees                       969,865           662,357

        Amortization of loan premiums               1,839,842           817,785

        Amortization  of debt issuance costs          119,233            33,659

        Provision for loan losses                     400,000           100,000

        Other general and administrative              869,930           412,648
                                                  -----------       -----------
               Total expenses                     $23,867,586       $19,120,427
                                                  -----------       -----------
        Income (loss) before income
         tax expense (benefit)                      6,791,637          (619,266)

Income tax expense (benefit)                        2,444,989          (222,936)
                                                  -----------       -----------
        Net income (loss)                         $ 4,346,648       $  (396,330)
                                                  ===========       ===========

See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
-----------------------------------------------------------------------------------------

                                                                               TOTAL
                                 COMMON       ADDITIONAL      RETAINED     STOCKHOLDER'S
                                  STOCK    PAID-IN CAPITAL    EARNINGS        EQUITY
                               ----------  ---------------  -----------  ---------------

Balances at December 31, 2001     $1,000      $4,142,341            --       $4,143,341

Capital contribution from parent      --         150,000            --          150,000


Net income                            --              --     4,346,648        4,346,648
                               ----------  --------------  ------------  ---------------

Balances at March 31, 2002        $1,000      $4,292,341    $4,346,648       $8,639,989
                               ==========  ==============  ============  ===============

        See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                           2002           2001
                                                                           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                     $4,346,648    $  (396,330)

  Adjustments  to reconcile  net income (loss) to net cash used in operating activities:
  Amortization of loan premiums and debt issuance costs                  1,959,075        851,444
  Provision for loan losses, net of charge offs                            247,553        (41,059)
  Deferred tax expense                                                     130,000             --
  (Increase) decrease in accrued interest receivable                   (16,469,111)     3,762,344
  Increase in income taxes receivable from parent                               --       (222,936)
  Increase in accounts receivable from affiliates                       (1,381,000)            --
  Increase (decrease) in accrued interest payable                          267,157       (984,455)
  Increase in other liabilities                                            607,302        926,857
  Increase in income taxes payable to parent                             2,314,989             --
                                                                       -----------      ---------
        Net cash (used in) provided by operating activities             (7,977,387)     3,895,865
                                                                       -----------      ---------

Cash flows from investing activities:
  Purchases of student loans, including premiums                      (549,028,091)    (9,291,855)
  Net proceeds from student loan principal payments
  and loan consolidations                                               86,842,779     28,826,688
  Increase in restricted cash - held by trustee                        (92,410,364)   (23,419,233)
                                                                     -------------  -------------
        Net cash used in investing activities                         (554,595,676)    (3,884,400)
                                                                     -------------  -------------

Cash flows from financing activities:
  Issuance of notes payable                                            564,000,000             --
  Payment of debt issuance costs                                        (1,573,647)            --
  Proceeds from capital contribution from parent                           150,000             --
                                                                     -------------  -------------
        Net cash provided by financing activities                      562,576,353             --
                                                                     -------------  -------------

Net increase in cash and cash equivalents                                    3,290         11,465

Cash and cash equivalents, beginning of period                               8,093      1,008,671
                                                                     -------------  -------------

Cash and cash equivalents, end of period                             $      11,383  $   1,020,136
                                                                     =============  =============

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002
--------------------------------------------------------------------------------

(1)     BASIS OF PRESENTATION

        NELNET Student Loan Corporation-2 (the "Company") was incorporated under the laws of the state of Nevada on October 8, 1999. The Company is a wholly owned subsidiary of NELnet, Inc. and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc. (formerly UNIPAC Service Corporation), a privately held Nebraska Corporation. The accompanying financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial statements for the periods shown. All such adjustments made are of a normal recurring nature, except when noted as extraordinary or nonrecurring. The balance sheet at December 31, 2001 is derived from the audited balance sheet as of that date. All other financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

        The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of the Series 2000 Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Series 2001A Notes were issued on April 2, 2001 in the amount of $480,000,000, Series 2001B Notes were issued on September 4, 2001 in the amount of $550,000,000 and Series 2002A Notes were issued on March 27, 2002 in the amount of $564,000,000. Approximately $479,000,000 of the Note proceeds were utilized on March 27, 2002 for the purchase of student loans. All the remaining proceeds of the 2002A Notes is expected to be utilized within six months of the date of issuance for the purchase of additional student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

SIGNIFICANT ACCOUNTING POLICIES

               The notes to the audited financial statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they may require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company's significant accounting policy is determining the level of the allowance for loan losses. Additional information about this policy can be found in Note 1 to the audited financial statements as of and for the year ended December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses represents management's estimate of probable losses on Eligible Loans in the Trust Estate and pledged to repay the Notes. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. The allowance for loan losses is determined via a process that begins with estimates of probable losses on Eligible Loans held in the Trust Estates, based upon a statistical analysis. Historical delinquencies and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        REVENUES. Revenues for the three months ended March 31, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $12,463,161 from $18,049,592 for the three months ended March 31, 2001 to $30,512,753 for the three months ended March 31, 2002. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 and the first quarter of 2002. The Company's average net investment in student loans during the three months ended March 31, 2002 and 2001 was approximately $2,062,000,000 and $914,200,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended March 31, 2002 and 2001 was 5.92% and 7.90%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $305,099 from $451,569 for the three months ended March 31, 2001 to $146,470 for the three months ended March 31, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes increased by $279,723 from $14,647,435 for the three months ended March 31, 2001 to $14,927,158 for the three months ended March 31, 2002. This increase in expenses is directly attributable to the issuance of additional Notes in the second and third quarters of 2001 and the first quarter of 2002. The decreasing interest rate environment has considerably offset the increase to the interest on the Notes. For the three months ended March 31, 2002, the Company's average debt outstanding was approximately $2,218,000,000 compared to debt outstanding of $1,000,000,000 for the three months ended March 31, 2001. The average annual cost of borrowings for the three months ended March 31, 2002 and 2001 was 2.69% and 5.86%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $4,741,558 for the three months ended March 31, 2002, as compared to $2,446,543 for the three months ended March 31, 2001, an increase of $2,295,015. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and broker fees increased by $307,508 from $662,357 for the three months ended March 31, 2001 to $969,865 for the three months ended March 31, 2002. This increase is a result of increased financing activity. Amortization of loan premiums increased by $1,022,057 from $817,785 for the three months ended March 31, 2001 to $1,839,842 for the three months ended March 31, 2002. The increase is attributable to the issuance of additional Notes in the second and third quarters of 2001 and the first quarter of 2002 along with an increase in the rate of amortization due to an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Amortization of debt issuance costs increased by $85,574 from $33,659, for three months ended March 31, 2001 to $119,233 for the three months ended March 31, 2002. This increase is directly related to the issuance of Notes. Provision for loan losses increased by $300,000 from $100,000 for the three months ended March 31, 2001 to $400,000 for the three months ended March 31, 2002. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in relation to the estimated defaults.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $2,444,989 for the three months ended March 31, 2002 compared to an income tax benefit in the amount of $222,936 for the three months ended March 31, 2001. The income tax expense was a result of net income being realized for the three months ended March 31, 2002 compared with the net loss realized for the three months ended March 31, 2001. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $4,346,648 for the three months ended March 31, 2002 and a net loss of $396,330 for the three months ended March 31, 2001. The net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $12,183,438 from $3,402,157 (interest margin percentage of 1.48%) for the three months ended March 31, 2001 to $15,585,595 (interest margin percentage of 3.02%) for the three months ended March 31, 2002.

        For the three months ended March 31, 2002, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.


LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $138,546,000 as of March 31, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue fund of approximately
$119,091,000 and cash held by the trustee in a Reserve Fund of approximately $19,455,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net increase in cash equivalents of approximately $3,290 for the three months ended March 31, 2002 compared to an increase in cash equivalents of approximately $11,465 for the three months ended March 31, 2001. This change is a result of the net cash used in investing activities for the purchase of student loans.

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

        Effective with the issuance of Notes on April 2, 2001, $480,000,000 of the Company's Notes bear interest at a fixed rate, the Company's only fixed rate series. The proceeds from the fixed rate Notes were used to finance a portfolio of fixed rate student loans. As a result of the fixed rate nature, no changes will occur in the "spread" between the interest earned on its fixed rate student loans and its interest payment obligations under the fixed rate Notes. Therefore, the approximate $480,670,000 fixed rate student loans are not subject to market risk in that the cash flows generated by the fixed rate student loans will not be affected by any change in interest rates.

        There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On March 27, 2002, the Company issued $564,000,000 of its Student Loan Asset-Backed Auction Rate Notes. The Notes were issued pursuant to a Registration Statement on Form S-3 for $2,500,000,000 of Notes which was declared effective by the Securities and Exchange Commission on February 16, 2000 along with a Registration Statement on Form S-3 for $94,000,000 of Notes which was filed on March 12, 2002 solely for the purpose of increasing by 20% the amount of securities offered pursuant to the registration statement s. Banc of America Securities LLC and J.P. Morgan Securities Inc. acted as managing underwriters for the offering. Approximately $825,000 of the proceeds of the offering were used to pay expenses incurred in connection with the offering. In addition, a financial advisory fee of $282,000 was paid to UFS Securities, L.L.C., an affiliate of the Company. Proceeds from the offering in the amount of $4,230,000 were deposited to the Reserve Fund under the Indenture of Trust governing the issuance of the Notes. Approximately $479,000,000 of proceeds in the 2002A Acquisition Fund were utilized on March 31, 2002 for the purchase of student loans. All of the remaining proceeds in the 2002A Acquisition Fund is expected to be utilized for the purchase of additional student loans within six months of the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The board of directors of the Company was re-elected in its entirety by a vote of the Company's sole shareholder on March 22, 2002.

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

        4.5 Series 2002A Supplemental Indenture of Trust between NELNET Student Loan Corporation-2 and Zions First National Bank, dated as of March 1, 2002 (Incorporated by reference herein to the Company's current report on Form 8-K filed April 5, 2002).

        10.1 Servicing Agreement dated June 1, 2000 between the Company and NELnet, Inc. (Incorporated by reference herein to the Company's Quarterly Report on Form 10-Q dated June 30, 2000).


REPORTS ON FORM 8-K

        The Company filed a current report on Form 8-K on April 5, 2002 to report the issuance of $564,000,000 of the Company's Student Loan Asset-Backed Notes and to file certain exhibits related thereto.

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


                           Date: May 15, 2002