Form 10-Q
period 2002-06-30
NELNET STUDENT LOAN CORP- 2
filed 2002-08-14
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

        Class of Stock                                 Amount Outstanding
        --------------                                 ------------------
  Common Stock, No par value                      1,000 Shares of Common Stock
                                                     as of August 14, 2002

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

  Item 1.Financial Statements

                Balance Sheets as of June 30, 2002 and December 31, 2001.......3
                Statements of Operations for the three months and
                  six months ended June 30, 2002 and 2001......................4
                Statement of Stockholder's Equity for the six months ended
                  June 30, 2002................................................5
                Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001.......................................6
                Note to Financial Statements...................................7


  Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........12

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings..................................................13
   Item 2. Changes in Securities..............................................13
   Item 3. Defaults upon Senior Securities....................................13
   Item 4. Submission of Matters to a Vote of Security Holders................13
   Item 5. Other Information..................................................13
   Item 6. Exhibits and Reports on Form 8-K...................................13


NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------

                              ASSETS
                                                                          June 30, 2002    December 31,
                                                                           (unaudited)         2001
                                                                         ---------------  --------------

Cash and cash equivalents                                                 $       77,620  $        8,093

Student loans receivable including net premiums, net of allowance
for loan losses of $2,257,070 in 2002 and $1,891,253 in 2001               2,465,155,620   1,933,941,068

Accrued interest receivable                                                   67,136,006      50,256,051

Restricted cash - held by trustee                                             74,230,033      46,135,799

Debt issuance costs, net of accumulated amortization of $674,599 in 2002
and $422,848 in 2001                                                          11,403,992       9,355,177

Due from affiliates                                                              831,493       4,100,000

Deferred tax asset                                                               901,664       1,135,529
                                                                          --------------  --------------
               Total assets                                               $2,619,736,428  $2,044,931,717
                                                                          ==============  ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                                     $2,594,000,000  $2,030,000,000

        Accrued interest payable                                               4,783,640       4,087,348

        Other liabilities                                                      4,918,790       3,833,683

        Due to affiliates                                                      3,469,807       2,867,345
                                                                          --------------  --------------
               Total liabilities                                          $2,607,172,237  $2,040,788,376
                                                                          --------------  --------------


Stockholder's equity:

        Common stock, no par value.  Authorized 1,000 shares; issued and
        outstanding 1,000 shares                                          $        1,000  $        1,000

        Additional paid in capital                                             1,988,533       4,142,341

        Retained earnings                                                     10,574,658              --
                                                                          --------------  --------------
               Total stockholder's equity                                     12,564,191       4,143,341
                                                                          --------------  --------------
               Total liabilities and stockholder's equity                 $2,619,736,428  $2,044,931,717
                                                                          ==============  ==============

See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------

                                                2002             2001              2002             2001
                                                ----             ----              ----             ----
Revenues:

        Loan interest                         $37,653,255      $26,693,206      $68,166,008     $44,742,798

        Investment interest                       243,402          479,002          389,872         930,571
                                              -----------      -----------      -----------     -----------
               Total revenues                 $37,896,657      $27,172,208      $68,555,880     $45,673,369
                                              -----------      -----------      -----------     -----------

Expenses:

        Interest on notes payable             $17,664,133      $18,337,660      $32,591,290     $32,985,095

        Loan servicing fees to related party    5,409,690        3,180,779       10,151,248       5,627,322

        Trustee and broker fees                 1,428,130          688,245        2,397,995       1,350,603

        Amortization of debt issuance costs       132,518           93,697          251,751         127,355

        Amortization of loan premiums           2,194,074          977,681        4,033,916       1,795,466

        Provision for loan losses                 275,000          200,000          675,000         300,000

        Other general and administrative        1,061,847          718,358        1,931,778       1,131,006
                                              -----------      -----------      -----------     -----------
               Total expenses                 $28,165,392      $24,196,420      $52,032,978     $43,316,847
                                              -----------      -----------      -----------     -----------

        Income before income taxes              9,731,265        2,975,788       16,522,902       2,356,522


Income tax expense                              3,503,255        1,071,284        5,948,244         848,348
                                              -----------      -----------      -----------     -----------
        Net income                            $ 6,228,010      $ 1,904,504     $ 10,574,658     $ 1,508,174
                                              ===========      ===========     ============     ===========

See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                                        TOTAL
                                     COMMON         ADDITIONAL        RETAINED       STOCKHOLDER'S
                                     STOCK       PAID-IN CAPITAL      EARNINGS          EQUITY
                                   ----------    ----------------   ------------    ---------------
Balances at December 31, 2001         $1,000          $4,142,341             --         $4,143,341

Capital contribution from parent          --           2,075,000             --          2,075,000

Return of capital to parent               --          (4,228,808)            --         (4,228,808)

Net income                                --                  --     10,574,658         10,574,658
                                   ----------    ----------------   ------------    ---------------

Balances at June 30, 2002             $1,000          $1,988,533    $10,574,658        $12,564,191
                                   ==========    ================   ============    ===============

See accompanying note to financial statements.


NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                       2002           2001
                                                                                       ----           ----
Cash flows from operating activities:
    Net income                                                                      $10,574,658   $ 1,508,174

    Adjustments to reconcile net income to net cash used in operating activities:
    Amortization of loan premiums and debt issuance costs                             4,285,667     1,922,821
    Provision for loan losses, net of charge offs                                       365,817        49,083
    Deferred tax benefit (expense)                                                      233,865       (20,000)
    Increase in accrued interest receivable                                         (16,879,955)   (8,289,427)
    Decrease (increase) in due from affiliates                                        3,268,507      (523,292)
    Increase in accrued interest payable                                                696,292       555,080
    Increase in other liabilities                                                     1,085,107     1,790,960
    Increase in due to affiliates                                                       602,462       491,640
                                                                                    ------------ -------------
        Net cash provided by (used in) operating activities                           4,232,420    (2,514,961)
                                                                                    ------------ -------------

Cash flows from investing activities:
    Purchases of student loans, including premiums                                 (856,643,105) (527,190,391)
    Proceeds from sale of student loans                                             179,902,228            --
    Net proceeds from student loan principal payments and loan consolidations       141,126,592    68,840,861
    Increase in restricted cash - held by trustee                                   (28,094,234)  (17,230,625)
                                                                                   ------------- -------------
        Net cash used in investing activities                                      (563,708,519) (475,580,155)
                                                                                   ------------- -------------

Cash flows from financing activities:
    Issuance of notes payable                                                       564,000,000   480,000,000
    Payment of debt issuance costs                                                   (2,300,566)   (2,809,535)
    Capital contribution from parent                                                  2,075,000            --
    Return of capital to parent                                                      (4,228,808)           --
                                                                                   ------------- -------------
        Net cash provided by financing activities                                   559,545,626   477,190,465
                                                                                   -------------  ------------

Net increase (decrease) in cash and cash equivalents                                     69,527      (904,651)

Cash and cash equivalents, beginning of period                                            8,093     1,008,671
                                                                                   ------------- -------------

Cash and cash equivalents, end of period                                           $     77,620  $    104,020
                                                                                   ============= =============

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002
--------------------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

        The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes"). The initial issuance of the Series 2000 Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Series 2001A Notes were issued on April 2, 2001 in the amount of $480,000,000, Series 2001B Notes were issued on September 4, 2001 in the amount of $550,000,000 and Series 2002A Notes were issued on March 27, 2002 in the amount of $564,000,000. Approximately $479,000,000 of the Note proceeds were utilized on March 27, 2002 for the purchase of student loans. All the remaining proceeds of the 2002A Notes have been utilized for the purchase of additional student loans. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

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

Allowance for Loan Losses
-------------------------

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

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

        REVENUES. Revenues for the three months ended June 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $10,960,049 from $26,693,206 for the three months ended June 30, 2001 to $37,653,255 for the three months ended June 30, 2002. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 and the first quarter of 2002. The Company's average net investment in student loans during the three months ended June 30, 2002 and 2001 was approximately $2,408,000,000 and $1,367,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended June 30, 2002 and 2001 was 6.25% and 7.81%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $235,600 from $479,002 for the three months ended June 30, 2001 to $243,402 for the three months ended June 30, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $673,527 from $18,337,660 for the three months ended June 30, 2001 to $17,664,133 for the three months ended June 30, 2002. This decrease in expenses is directly attributable to a decrease in interest rates during the current fiscal year, offset by an increase in interest expense due to additional Notes outstanding. For the three months ended June 30, 2002, the Company's Notes outstanding was $2,594,000,000 compared to debt outstanding of $1,480,000,000 for the three months ended June 30, 2001. The average annual cost of borrowings for the three months ended June 30, 2002 and 2001 was 2.72% and 4.96%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $5,409,690 for the three months ended June 30, 2002, as compared to $3,180,779 for the three months ended June 30, 2001, an increase of $2,228,911. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and broker fees increased by $739,885 from $688,245 for the three months ended June 30, 2001 to $1,428,130 for the three months ended June 30, 2002. This increase is a result of increased financing activity. Amortization of loan premiums increased by $1,216,393 from $977,681 for the three months ended June 30, 2001 to $2,194,074 for the three months ended June 30, 2002. The increase is attributable to the acquisition of additional student loans in the second and third quarters of 2001 and the first quarter of 2002 along with an increase in the rate of amortization due to an increase in principal payments on the loans due to more prepayments and consolidations. Provision for loan losses increased by $75,000 from $200,000 for the three months ended June 30, 2001 to $275,000 for the three months ended June 30, 2002. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in relation to the estimated defaults. Other general and administrative expenses increased by $343,489 from $718,358 for the three months ended June 30, 2001 to $1,061,847 for the three months ended June 30, 2002. The increase is a result of higher administrative fees paid to the parent as the outstanding student loan balance has increased in 2002.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,503,255 for the three months ended June 30, 2002, compared to $1,071,284 for the three months ended June 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the three months ended June 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36% for both periods. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $6,228,010 for the three months ended June 30, 2002 and $1,904,504 for the three months ended June 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $11,633,576 from $8,355,546 (interest margin percentage of 2.44%) for the three months ended June 30, 2001 to $19,989,122 (interest margin percentage of 3.32%) for the three months ended June 30, 2002.

Six months ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

        REVENUES. Revenues for the six months ended June 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $23,423,210 from $44,742,798 for the six months ended June 30, 2001 to $68,166,008 for the six months ended June 30, 2002. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 and the first quarter of 2002. The Company's average net investment in student loans during the six months ended June 30, 2002 and 2001 was approximately $2,235,000,000 and $1,141,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the six months ended June 30, 2002 and 2001 was 6.10% and 7.84%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $540,699 from $930,571 for the six months ended June 30, 2001 to $389,872 for the six months ended June 30, 2002. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $393,805 from $32,985,095 for the six months ended June 30, 2001 to $32,591,290 for the six months ended June 30, 2002. This decrease in expenses is directly attributable to a decrease in interest rates during the current fiscal year, offset by an increase in interest expense due to additional Notes outstanding. For the six months ended June 30, 2002 and 2001, the Company's average Notes outstanding was $2,406,000,000 and $1,240,000,000, respectively, and the average annual cost of borrowings was 2.71% and 5.32%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $10,151,248 for the six months ended June 30, 2002, as compared to $5,627,322 for the six months ended June 30, 2001, an increase of $4,523,926. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and broker fees increased by $1,047,392 from $1,350,603 for the six months ended June 30, 2001 to $2,397,995 for the six months ended June 30, 2002. This increase is a result of increased financing activity. Amortization of loan premiums increased by $2,238,450 from $1,795,466 for the six months ended June 30, 2001 to $4,033,916 for the six months ended June 30, 2002. The increase is attributable to the acquisition of additional student loans in the second and third quarters of 2001 and the first quarter of 2002 along with an increase in the rate of amortization due to an increase in principal payments on the loans due to more prepayments and consolidations. Provision for loan losses increased by $375,000 from $300,000 for the six months ended June 30, 2001 to $675,000 for the six months ended June 30, 2002. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in relation to the estimated defaults and the student loan balance. Other general and administrative expenses increased by $800,772 from $1,131,006 for the six months ended June 30, 2001 to $1,931,778 for the six months ended June 30, 2002. The increase is a result of higher administrative fees paid to the parent as the outstanding student loan balance has increased in 2002.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $5,948,244 for the six months ended June 30, 2002, compared to $848,348 for the six months ended June 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the six months ended June 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36% for both periods. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $10,574,658 for the six months ended June 30, 2002 and $1,508,174 for the six months ended June 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July
1. Consequently, in a declining interest rate environment the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $23,817,015 from $11,757,703 (interest margin percentage of 2.06%) for the six months ended June 30, 2001 to $35,574,718 (interest margin percentage of 3.18%) for the six months ended June 30, 2002.

        For the six months ended June 30, 2002, there were no unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $74,230,000 as of June 30, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue fund of approximately $54,775,000 and cash held by the trustee in a Reserve Fund of approximately $19,455,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net increase in cash equivalents of $69,527 for the six months ended June 30, 2002 compared to a decrease in cash equivalents of $904,651 for the six months ended June 30, 2001. This net change consists of (1) net cash provided by operating activities of approximately $4,232,000 due primarily to an increase in net income and amortization of loan premiums, offset by a decrease in due from affiliates and an increase in accrued interest receivable, (2) net cash used in investing activities of approximately $563,709,000 due to the proceeds from the sale of student loans and from student loan principal payments, net of student loan purchases and (3) net cash provided by financing activities of approximately $559,546,000 due to the additional issuance of Notes.

        The Company purchased student loans, including unamortized premiums, from affiliates of approximately $650,500,000 for the six months ended June 30, 2002 and $486,700,000 for the six months ended June 30, 2001. The Company sold student loans, including unamortized premiums, to affiliates of approximately $179,900,000 for the six months ended June 30, 2002 and no sales were made to affiliates for the six months ended June 30, 2001. These sales were made at amortized cost.

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

        The shelf registration of $2,500,000,000 is at full capacity and no additional notes will be issued.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS.

        None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None

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

             99.1 Certification Pursuant to 18 U.S.C. section 1350 of the Chief Executive Officer of the Company is filed herewith.

             99.2 Certification Pursuant to 18 U.S.C. section 1350 of the Chief Financial Officer of the Company is filed herewith.

REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NELNET STUDENT LOAN CORPORATION-2



                                        By: /s/ Stephen F. Butterfield
                                           -------------------------------------
                                             Stephen F. Butterfield, President
                                             (Chief Executive Officer)



                                        By: /s/ Jeffrey Noordhoek
                                          -------------------------------------
                                             Jeffrey Noordhoek, Treasurer
                                             (Principal Financial Officer)


                                        Date: August 14, 2002