Form 10-Q
period 2002-09-30
NELNET STUDENT LOAN CORP- 2
filed 2002-11-15
CIK 1100718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------
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
    Common Stock, No par value                    1,000 Shares of Common Stock
                                                     as of November 14, 2002

                        NELNET STUDENT LOAN CORPORATION-2

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements

                Balance  Sheets as of September  30, 2002 and
                   December 31, 2001..........................................3
                Statements of Operations for the three months and
                  nine months ended September 30, 2002 and 2001...............4
                Statement of Stockholder's Equity for the nine months ended
                  September 30, 2002..........................................5
                Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001.................................6
                Note to Financial Statements..................................7


     Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ......12

     Item 4. Controls and Procedures .........................................13

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings................................................13
     Item 2. Changes in Securities............................................13
     Item 3. Defaults upon Senior Securities..................................13
     Item 4. Submission of Matters to a Vote of Security Holders..............13
     Item 5. Other Information................................................13
     Item 6. Exhibits and Reports on Form 8-K.................................13


NELNET STUDENT LOAN CORPORATION-2
BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------------------------

                              ASSETS
                                                               September 30,
                                                                   2002            December 31,
                                                                (unaudited)             2001
                                                              --------------      --------------
Cash and cash equivalents                                     $      422,502      $        8,093

Student loans receivable including net premiums,
net of allowance for loan losses of $2,341,820
in 2002 and $1,891,253 in 2001                                 2,438,124,017       1,933,941,068

Accrued interest receivable                                       67,865,116          50,256,051

Restricted cash - held by trustee                                 99,474,446          46,135,799

Debt issuance costs, net of accumulated amortization
of $6,007,172 in 2002 and $422,848 in 2001                         6,071,420           9,355,177

Due from affiliates                                                1,812,535           4,100,000

Deferred tax asset                                                   685,529           1,135,529
                                                              --------------      --------------
               Total assets                                   $2,614,455,565      $2,044,931,717
                                                              ==============      ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

        Notes payable                                         $2,594,000,000      $2,030,000,000

        Accrued interest payable                                   4,162,964           4,087,348

        Other liabilities                                          4,927,195           3,833,683

        Due to affiliates                                                 --           2,867,345
                                                              --------------      --------------
               Total liabilities                              $2,603,090,159      $2,040,788,376
                                                              --------------      --------------

Stockholder's equity:

        Common stock, no par value.  Authorized 1,000
        shares; issued and outstanding 1,000 shares           $        1,000      $        1,000

        Additional paid in capital                                 2,491,276           4,142,341

        Retained earnings                                          8,873,130                  --
                                                              --------------      --------------
               Total stockholder's equity                         11,365,406           4,143,341
                                                              --------------      --------------
               Total liabilities and stockholder's equity     $2,614,455,565      $2,044,931,717
                                                              ==============      ==============

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                     Three Months Ended             Nine Months Ended
                                                     ------------------             -----------------

                                                    2002           2001            2002          2001
                                                    ----           ----            ----          ----
Revenues:

        Loan interest                           $ 31,415,274   $25,290,597    $ 99,581,282    $70,033,394

        Investment interest                          426,503       459,968         816,376      1,390,539
                                                ------------   -----------    ------------    -----------
               Total revenues                   $ 31,841,777   $25,750,565    $100,397,658    $71,423,933
                                                ------------   -----------    ------------    -----------

Expenses:

        Interest on notes payable               $ 17,362,739   $18,016,951    $ 49,954,029    $51,002,046

        Loan servicing fees to related party       5,310,813     3,499,641      15,462,061      9,126,963

        Trustee and broker fees                    1,432,823       898,397       3,830,818      2,248,999

        Amortization of debt issuance costs        5,332,573       236,457       5,584,324        363,812

        Amortization of loan premiums              3,646,579       937,639       7,680,494      2,733,105

        Provision for loan losses                    325,000       600,000       1,000,000        900,000

        Other general and administrative           1,089,887       623,366       3,021,666      1,754,372
                                                ------------   -----------    ------------    -----------
               Total expenses                   $ 34,500,414   $24,812,451    $ 86,533,392    $68,129,297
                                                ------------   -----------    ------------    -----------

        Income (loss) before income taxes         (2,658,637)      938,114      13,864,266      3,294,636


Income tax expense (benefit)                        (957,109)      337,721       4,991,136      1,186,069
                                                ------------   -----------    ------------    -----------
        Net income (loss)                       $ (1,701,528)  $   600,393    $  8,873,130    $ 2,108,567
                                                ============   ===========    ============    ===========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
---------------------------------------------------------------------------------------

                                                                              TOTAL
                                  COMMON      ADDITIONAL      RETAINED    STOCKHOLDER'S
                                   STOCK   PAID-IN CAPITAL    EARNINGS       EQUITY
                                 --------  ---------------  ------------  -------------
Balances at December 31, 2001     $1,000      $ 4,142,341            --    $ 4,143,341

Capital contribution from parent      --        3,256,070            --      3,256,070

Return of capital to parent           --       (4,907,135)           --     (4,907,135)

Net income                            --               --     8,873,130      8,873,130
                                 --------  ---------------  ------------  -------------

Balances at September 30, 2002     $1,000     $ 2,491,276    $8,873,130    $11,365,406
                                 ========  ===============  ============  =============

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                     2002             2001
                                                                     ----             ----
Cash flows from operating activities:
      Net income                                               $   8,873,130   $    2,108,567

      Adjustments  to reconcile net income to net cash
      provided by (used in) operating activities:
      Amortization of loan premiums and debt issuance costs       13,264,818        3,096,917
      Provision for loan losses, net of charge offs                  450,567          557,500
      Deferred tax expense (benefit)                                 450,000         (200,000)
      Increase in accrued interest receivable                    (17,609,065)     (21,218,365)
      Decrease (increase) in due from affiliates                   2,287,465       (3,323,292)
      Increase in accrued interest payable                            75,616        1,976,710
      Increase in other liabilities                                1,093,512        2,310,675
      Increase (decrease) in due to affiliates                    (2,867,345)       1,009,361
                                                                -------------   --------------
        Net cash provided by (used in) operating activities        6,018,698      (13,681,927)
                                                                -------------   --------------

Cash flows from investing activities:
      Purchases of student loans, including premiums          (1,049,269,004)  (1,057,698,883)
      Proceeds from sale of student loans                        205,242,337               --
      Net proceeds from student loan principal payments and
      loan consolidations                                        331,712,657      116,315,548
      Increase in restricted cash - held by trustee              (53,338,647)     (70,647,483)
                                                                -------------  ---------------
        Net cash used in investing activities                   (565,652,657)  (1,012,030,818)
                                                                -------------  ---------------
Cash flows from financing activities:
      Issuance of notes payable                                  564,000,000    1,030,000,000
      Payment of debt issuance costs                              (2,300,567)      (5,197,824)
      Capital contribution from parent                             3,256,070               --
      Return of capital to parent                                 (4,907,135)              --
                                                                -------------   --------------
        Net cash provided by financing activities                560,048,368    1,024,802,176
                                                                -------------   --------------

Net increase (decrease) in cash and cash equivalents                 414,409         (910,569)

Cash and cash equivalents, beginning of period                         8,093        1,008,671
                                                                -------------    -------------
Cash and cash equivalents, end of period                         $   422,502      $    98,102
                                                                =============    ============
Supplemental disclosures of cash flow information:
      Interest Paid                                              $49,878,413      $49,025,336
                                                                =============     ============
      Income taxes paid                                           $9,221,016          $    --
                                                                =============        =========

See accompanying note to financial statements.

NELNET STUDENT LOAN CORPORATION-2
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

        The Company was formed solely for the purpose of acquiring and holding student loans originated under the Federal Family Education Loan Program created by the Higher Education Act of 1965, as amended. The Company finances its purchases of student loans through the issuance of student loan asset-backed notes (the "Notes") and is an "asset-backed issuer" as that term is defined in Rule 15d-14(g) under the Securities Exchange Act of 1934. The initial issuance of the Series 2000 Notes occurred on June 1, 2000 in the amount of $1,000,000,000. Series 2001A Notes were issued on April 2, 2001 in the amount of $480,000,000, Series 2001B Notes were issued on September 4, 2001 in the amount of $550,000,000 and Series 2002A Notes were issued on March 27, 2002 in the amount of $564,000,000. The Notes are limited obligations of the Company secured solely by the student loans and other assets in the trust estate created by the Indenture of Trust governing the issuance of the Notes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

        REVENUES. Revenues for the three months ended September 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $6,124,677 from $25,290,597 for the three months ended September 30, 2001 to $31,415,274 for the three months ended September 30, 2002. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 and the first quarter of 2002. The Company's average net investment in student loans during the three months ended September 30, 2002 and 2001 was approximately $2,423,000,000 and $1,530,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the three months ended September 30, 2002 and 2001 was 5.19% and 6.61%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $654,212 from $18,016,951 for the three months ended September 30, 2001 to $17,362,739 for the three months ended September 30, 2002. This decrease in expenses is directly attributable to a decrease in interest rates during the current fiscal year, offset by an increase in interest expense due to additional Notes outstanding. For the three months ended September 30, 2002 and 2001, the Company's average Notes outstanding was $2,594,000,000 and $1,663,000,000, respectively. The average annual cost of borrowings for the three months ended September 30, 2002 and 2001 was 2.68% and 4.33%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $5,310,813 for the three months ended September 30, 2002, as compared to $3,499,641 for the three months ended September 30, 2001, an increase of $1,811,172. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and broker fees increased by $534,426 from $898,397 for the three months ended September 30, 2001 to $1,432,823 for the three months ended September 30, 2002. This increase is a result of increased financing activity. Amortization of debt issuance costs increased by $5,096,116 from $236,457 for the three months ended September 30, 2001 to $5,332,573 for the three months ended September 30, 2002. The increase is attributable to the accelerated amortization of a portion of the debt issuance costs due to the anticipated redemption of approximately $1,175,000,000 of the Company's Notes. Amortization of loan premiums increased by $2,708,940 from $937,639 for the three months ended September 30, 2001 to $3,646,579 for the three months ended September 30, 2002. The increase is attributable to the acquisition of additional student loans in the second and third quarters of 2001 and the first quarter of 2002 along with an increase in the rate of amortization due to an increase in principal payments on the loans due to more prepayments and consolidations. Provision for loan losses decreased by $275,000 from $600,000 for the three months ended September 30, 2001 to $325,000 for the three months ended September 30, 2002. The change in the provision for loan losses was recognized in order to reflect the appropriate allowance amounts in relation to the estimated defaults and the student loan balance. Other general and administrative expenses increased by $466,521 from $623,366 for the three months ended September 30, 2001 to $1,089,887 for the three months ended September 30, 2002. The increase is a result of higher administrative fees paid to the parent as the outstanding student loan balance has increased in 2002.

        INCOME TAX EXPENSE (BENEFIT). The Company has recognized income tax expense (benefit) of ($957,109) for the three months ended September 30, 2002, compared to $337,721 for the three months ended September 30, 2001. The decrease in income tax expense was a result of a lower net income before income tax expense for the three months ended September 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME (LOSS). The Company had net income (loss) of ($1,701,528) for the three months ended September 30, 2002 and $600,393 for the three months ended September 30, 2001. The decrease in net income is attributable to an increase in the amortization of debt issuance costs offset by a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $6,778,889 from $7,273,646 (interest margin percentage of 1.90%) for the three months ended September 30, 2001 to $14,052,535 (interest margin percentage of 2.32%) for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

        REVENUES. Revenues for the nine months ended September 30, 2002 consisted primarily of interest earned on student loans. Revenues from interest on student loans increased by $29,547,888 from $70,033,394 for the nine months ended September 30, 2001 to $99,581,282 for the nine months ended September 30, 2002. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 and the first quarter of 2002. The Company's average net investment in student loans during the nine months ended September 30, 2002 and 2001 was approximately $2,298,000,000 and $1,271,000,000, respectively, (excluding funds held by the Trustee) and the average effective annual interest rate of interest income on student loans during the nine months ended September 30, 2002 and 2001 was 5.78% and 7.35%, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment and the "floor rate" on the student loan assets being reset annually on July 1. Investment interest decreased by $574,163 from $1,390,539 for the nine months ended September 30, 2001 to $816,376 for the nine months ended September 30, 2002. The decrease in investment interest was a result of a decreased average restricted cash balance, which was used to acquire student loans along with lower interest rates on investments in the current fiscal year.

        EXPENSES. The Company's expenses consisted primarily of interest on the Company's outstanding Notes. Interest on the Company's outstanding Notes decreased by $1,048,017 from $51,002,046 for the nine months ended September 30, 2001 to $49,954,029 for the nine months ended September 30, 2002. This decrease in expenses is directly attributable to a decrease in interest rates during the current fiscal year, offset by an increase in interest expense due to additional Notes outstanding. For the nine months ended September 30, 2002 and 2001, the Company's average Notes outstanding was $2,469,000,000 and $1,381,000,000, respectively, and the average annual cost of borrowings was 2.70% and 4.97%, respectively. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment. The Company also incurred loan servicing fees to a related party in the amount of $15,462,061 for the nine months ended September 30, 2002, as compared to $9,126,963 for the nine months ended September 30, 2001, an increase of $6,335,098. The increase in loan servicing fees to a related party is directly related to the servicing of additional student loans. Trustee and broker fees increased by $1,581,819 from $2,248,999 for the nine months ended September 30, 2001 to $3,830,818 for the nine months ended September 30, 2002. This increase is a result of increased financing activity. Amortization of debt issuance costs increased by $5,220,512 from $363,812 for the three months ended September 30, 2001 to $5,584,324 for the three months ended September 30, 2002. The increase is attributable to the accelerated amortization of a portion of the debt issuance costs due to the anticipated redemption of approximately $1,175,000,000 of the Company's Notes. Amortization of loan premiums increased by $4,947,389 from $2,733,105 for the nine months ended September 30, 2001 to $7,680,494 for the nine months ended September 30, 2002. The increase is attributable to the acquisition of additional student loans in the second and third quarters of 2001 and the first quarter of 2002 along with an increase in the rate of amortization due to an increase in principal payments on the loans due to more prepayments and consolidations. Provision for loan losses increased by $100,000 from $900,000 for the nine months ended September 30, 2001 to $1,000,000 for the nine months ended September 30, 2002. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in relation to the estimated defaults and the student loan balance. Other general and administrative expenses increased by $1,267,294 from $1,754,372 for the nine months ended September 30, 2001 to $3,021,666 for the nine months ended September 30, 2002. The increase is a result of higher administrative fees paid to the parent as the outstanding student loan balance has increased in 2002.

        INCOME TAX EXPENSE. The Company has recognized income tax expense of $4,991,136 for the nine months ended September 30, 2002, compared to $1,186,069 for the nine months ended September 30, 2001. The increase in income tax expense was a result of a higher net income before income tax expense for the nine months ended September 30, 2002. The effective tax rate utilized by the Company to recognize a provision for income taxes was 36%. The effective tax rate may be adjusted in the future for changes to the corporate tax regulations.

        NET INCOME. The Company had net income of $8,873,130 for the nine months ended September 30, 2002 and $2,108,567 for the nine months ended September 30, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on the student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin on student loans increases and in a rising interest rate environment it decreases. The net interest margin on student loans increased by $30,595,905 from $19,031,348 (interest margin percentage of 2.00%) for the nine months ended September 30, 2001 to $49,627,253 (interest margin percentage of 2.88%) for the nine months ended September 30, 2002.

        For the nine months ended September 30, 2002, amortization of debt issuance costs was accelerated due to the anticipated redemption of approximately $1,175,000,000 of the Company's Notes. There were no other unusual or infrequent events or transactions that materially affected the amount of reported income.

LIQUIDITY AND CAPITAL RESOURCES

        Student loans held by the Company are pledged as collateral for the Notes under an Indenture of Trust, the terms of which provide for the retirement of all Notes from the proceeds of the student loans. Cash flows from payments on the student loans, together with proceeds of reinvestment of the income earned on student loans, are intended to provide cash sufficient to make all required payments of principal and interest on each outstanding series of the Notes. If current revenues are insufficient to pay principal and interest due on the Notes, money in the Reserve Fund created under the Indenture is available for payment of amounts due. The Company has restricted cash held by the trustee of approximately $99,474,000 as of September 30, 2002. The restricted cash includes cash held by the trustee in an Acquisition and Revenue fund of approximately
$80,019,000 and cash held by the trustee in a Reserve Fund of approximately $19,455,000. All restricted cash is held by the trustee and can be used only for designated purposes. The Reserve Fund is fully funded under the terms of the Indenture.

        The Company had a net increase in cash equivalents of $414,409 for the nine months ended September 30, 2002 compared to a decrease in cash equivalents of $910,569 for the nine months ended September 30, 2001. This net change consists of (1) net cash provided by operating activities of approximately $6,019,000 due primarily to an increase in net income, amortization of debt issuance costs and amortization of loan premiums, offset by a decrease in due from affiliates, a decrease in due to affiliates and an increase in accrued interest receivable, (2) net cash used in investing activities of approximately $565,653,000 due to the proceeds from the sale of student loans and from student loan principal payments, net of student loan purchases and (3) net cash provided by financing activities of approximately $560,048,000 due to the additional issuance of Notes.

        The Company purchased student loans, including unamortized premiums, from affiliates of approximately $650,500,000 for the nine months ended September 30, 2002 and $826,100,000 for the nine months ended September 30, 2001. The Company sold student loans, including unamortized premiums, to affiliates of approximately $205,200,000 for the nine months ended September 30, 2002 and no sales were made to affiliates for the nine months ended September 30, 2001. These sales were made at amortized cost.

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

        On October 8, 2002, the Company sold to Nelnet Student Loan Funding, LLC a portfolio of student loans having an aggregate outstanding principal balance of approximately $1,152,000,000. Nelnet Student Loan Funding, LLC acquired such student loans at a purchase price equal to amortized cost of the aggregate unpaid principal balance of such student loans plus 100% of the accrued and unpaid interest thereon. Proceeds from the loan sale were deposited in the trust estate that secures repayment of the student loan asset-backed notes the Company previously issued. The Company intends to use those proceeds to redeem certain of its auction rate student loan asset-backed notes under the terms of the governing indenture.

        The Company is a wholly owned subsidiary of Nelnet, Inc. and Nelnet, Inc. is a member of Nelnet Student Loan Funding, LLC.

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

        Effective with the issuance of Notes on April 2, 2001, $480,000,000 of the Company's Notes bear interest at a fixed rate, the Company's only fixed rate series. The proceeds from the fixed rate Notes were used to finance a portfolio of fixed rate student loans. As a result of the fixed rate nature, no changes will occur in the "spread" between the interest earned on its fixed rate student loans and its interest payment obligations under the fixed rate Notes.
Therefore, the fixed rate student loans are not subject to market risk in that the cash flows generated by the fixed rate student loans will not be affected by any change in interest rates.

        There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

        Not applicable

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

        99.1 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Company is filed herewith.

        99.2 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Company is filed herewith.

REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on October 8, 2002 to report in response to Item 2 the sale of a portfolio of student loans having an outstanding principal balance of approximately $1,152,000,000.

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


                                        Date: November 14, 2002