Form 10-K
period 2002-12-31
NELNET STUDENT LOAN CORP- 2
filed 2003-03-31
CIK 1100718

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from  ..............  to ..............

                        Commission file number 333-93865
                         ------------------------------
                        NELNET STUDENT LOAN CORPORATION-2
             (Exact name of registrant as specified in its charter)


           Nevada                                       84-1518863
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    121 South 13th Street, Suite 201
    Lincoln, Nebraska                                     68508
(Address of principal executive offices)                (Zip Code)

                          (402) 458-2370 (Registrant's
                     telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002: None

         The number of shares outstanding of registrant's common stock as of March 31, 2003 was 1,000.

                      -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                            Page

PART I
         ITEM 1.      BUSINESS.................................................3
         ITEM 2.      PROPERTIES...............................................9
         ITEM 3.      LEGAL PROCEEDINGS........................................9
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......9

PART II
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS.....................................9
         ITEM 6.      SELECTED FINANCIAL DATA.................................10
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................11
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.............................................14
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............15
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................15

PART III
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......16
         ITEM 11.     EXECUTIVE COMPENSATION..................................17
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT..............................................18
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........18
         ITEM 14.     CONTROLS AND PROCEDURES.................................19

PART IV
         ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K.............................................19

SIGNATURES....................................................................22

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

                                     PART I

ITEM 1.        BUSINESS

The Company

               NELNET Student Loan Corporation-2 (the "Company") was incorporated under the laws of the State of Nevada on October 8, 1999. Effective March 2, 2000, the Company became a wholly owned subsidiary of Nelnet, Inc. ("Nelnet") and a wholly owned indirect subsidiary of Nelnet Loan Services, Inc., a privately held Nebraska Corporation.

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

               REGISTRATION AND RECENT ISSUANCE OF NOTES. A registration statement on Form S-3, Registration No. 333-93865 (the "Registration Statement"), was filed with the Securities and Exchange Commission (the "SEC") by the Company under the Securities Act of 1933, as amended (the "Securities Act"), for $2,500,000,000 of Notes, and was declared effective by order of the SEC in February, 2000. The Notes may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. In March of 2002, the Company filed with the SEC a registration statement on Form S-3 pursuant to Rule 462(b) under the Securities Act of 1933 for $94,000,000 of Notes.

               The Company issued Taxable Student Loan Asset-Backed Auction Rate Notes, Series 2002A (the "Series 2002A Notes") on March 27, 2002 in the aggregate principal amount of $564,000,000, pursuant to the Registration Statement. The Series 2002A Notes consisted of (i) Senior Class 2002A-1 Auction Rate Notes (the "Class 2002A-1 Notes"), (ii) Senior Class 2002A-2 Auction Rate Notes (the "Class 2002A-2 Notes"), (iii) Senior Class 2002A-3 Auction Rate Notes (the "Class 2002A-3 Notes"), (iv) Senior Class 2002A-4 Auction Rate Notes (the "Class 2002A-4 Notes"), (v) Senior Class 2002A-5 Auction Rate Notes (the "Class 2002A-5 Notes"), (vi) Senior Class 2002A-6 Auction Rate Notes (the "Class 2002A-6 Notes"), and (vii) Senior Class 2002A-7 Auction Rate Notes (the "Class 2002A-7 Notes"). Issuance of the Series 2002A Notes completed the Company's offering under the Registration Statement.

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

Information on the Notes and Eligible Loans

               In accordance with the Indenture, the Company is required to provide information periodically to the Trustee regarding the Notes and Eligible Loans, which information is then forwarded to registered holders of the Notes. Provided below is selected information as of December 31, 2002 that was previously provided to holders of the Notes, as well as additional components not previously reported. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

               The principal balance of Eligible Loans as of December 31, 2002 was $1,222,296,890. Set forth in Table A below is the aggregate outstanding principal amount of Notes of each Class as of December 31, 2002.

                                     Table A
            Original Principal Amount of Notes Issued by the Company
            And the Outstanding Aggregate Principal Amount Per Class
                               (December 31, 2002)
                                                                              Principal
                                                            Original      Outstanding as of
Series   Class   Date Issued         Maturity Dates     Principal Amount  December 31, 2002

2000     A-1     June 1, 2000       December 1, 2032      $50,000,000      $ --------(i)
2000     A-2     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-3     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-4     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-5     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-6     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-7     June 1, 2000       December 1, 2032       50,000,000        --------(i)
2000     A-8     June 1, 2000       December 1, 2032       75,000,000        --------(i)
2000     A-9     June 1, 2000       December 1, 2032       75,000,000        --------(i)
2000     A-10    June 1, 2000       December 1, 2032       75,000,000        --------(i)
2000     A-11    June 1, 2000       December 1, 2032       75,000,000        --------(i)
2000     A-12    June 1, 2000       December 1, 2032      100,000,000        --------(i)
2000     A-13    June 1, 2000       December 1, 2032      100,000,000        --------(i)
2000     A-14    June 1, 2000       December 1, 2032      100,000,000        --------(i)
2000     B-1     June 1, 2000       December 1, 2032       50,000,000         50,000,000
2001     A-1     April 2, 2001      July 1, 2012          480,000,000        480,000,000
2001     A-2     September 4, 2001  June 1, 2035           50,000,000         50,000,000
2001     A-3     September 4, 2001  June 1, 2035           50,000,000        --------(i)
2001     A-4     September 4, 2001  June 1, 2035           75,000,000        --------(i)
2001     A-5     September 4, 2001  June 1, 2035          100,000,000        100,000,000
2001     A-6     September 4, 2001  June 1, 2035          100,000,000        --------(i)
2001     A-7     September 4, 2001  June 1, 2035          100,000,000        100,000,000
2001     B-1     September 4, 2001  June 1, 2035           37,500,000         37,500,000
2001     B-2     September 4, 2001  June 1, 2035           37,500,000         37,500,000
2002     A-1     March 27, 2002     June 1, 2035           70,500,000         70,500,000
2002     A-2     March 27, 2002     June 1, 2035           70,500,000         70,500,000
2002     A-3     March 27, 2002     June 1, 2035           70,500,000         70,500,000
2002     A-4     March 27, 2002     June 1, 2035           70,500,000         70,500,000
2002     A-5     March 27, 2002     June 1, 2035          100,000,000        100,000,000
2002     A-6     March 27, 2002     June 1, 2035          100,000,000        100,000,000
2002     A-7     March 27, 2002     June 1, 2035           82,000,000         82,000,000
                                                        -------------     --------------
                                                       $2,594,000,000     $1,419,000,000

(i) Notes in the amount of $1,175,000,000 were redeemed by the Company during the months of October and November of 2002. Funds utilized for this redemption were derived from the proceeds of a sale of a portfolio of loans by the Company to Nelnet Student Loan Funding, LLC on October 8, 2002.

               Set forth in Table B below is the interest rate for each outstanding Class of Notes as of December 31, 2002. The interest rate is calculated based on the applicable Auction Rate. The term "Auction Rate" refers to the rate of interest per annum that results from implementation of the auction procedures as described in the Indenture.


                            Table B
              Applicable Interest Rate Per Class
                   (as of December 31, 2002)
            Class                     Calculation method
            -----                     ------------------
                                         AUCTION RATE

           2000B-1                           1.60%
           2001A-2                           1.50%
           2001A-5                           1.52%
           2001A-7                           1.50%
           2001B-1                           1.65%
           2001B-2                           1.60%
           2002A-1                           1.65%
           2002A-2                           1.39%
           2002A-3                           1.50%
           2002A-4                           1.52%
           2002A-5                           1.50%
           2002A-6                           1.50%
           2002A-7                           1.50%

                                          FIXED RATE
           2001A-1                           5.76%

             Set forth in the tables below are the characteristics of Eligible Loans held in the Trust Estate on December 31, 2002. Although the information set forth below has not been independently verified by third parties, the Company believes it to be accurate to the best of its knowledge.

                                     Table C
                       Composition of the Eligible Loans &
                            Distribution by Loan Type
                            (as of December 31, 2002)



                                               Outstanding     Percent of Loans
                                                Principal       By Outstanding
                  Loan Types                     Balance            Balance
                  ----------                   ------------     ---------------
       Consolidation                         $  738,148,955           60.39  %
       PLUS                                       9,149,382             .75
       SLS                                        1,366,715             .11
       Stafford-Subsidized                      236,653,470           19.36
       Stafford-Unsubsidized                    236,978,368           19.39
                                                -----------           -----

             Total                           $1,222,296,890          100.00  %
                                              ==============         ======


       Number of Borrowers                          77,356
       Average Outstanding Principal
              Balance Per Borrower                $ 15,801
       Number of Loans                             155,402
       Average Outstanding Principal
              Balance Per Loan                    $  7,865
       Approximate Weighted Average
              Remaining Term (Months)                  175

                                     Table D
               Distribution of the Eligible Loans by Interest Rate
                            (as of December 31, 2002)



                                      Outstanding          Percent of Loans
                                       Principal            By Outstanding
      Interest Rate Range               Balance                 Balance
      -------------------             -----------          -----------------

       Less than 7.50%             $  621,319,218                50.83  %
       7.50% to 7.99%                  64,764,760                 5.30
       8.00% to 8.49%                 301,903,491                24.70
       8.50% to 8.99%                           -                  .00
       9.00% to 9.49%                 225,574,872                18.46
       9.50% or greater                 8,734,549                  .71
                                   --------------               ------

          Total                    $1,222,296,890               100.00  %
                                   ==============               ======





                                     Table E
               Distribution of the Eligible Loans by School Types
                            (as of December 31, 2002)

                                      Outstanding            Percent of Loans
                                       Principal              By Outstanding
             School Type                Balance                  Balance
             -----------             -------------           ----------------

       2-Year                         $28,519,113                 2.33  %
       4-Year                         413,162,296                33.80
       Proprietary                     40,073,265                 3.28
       Unknown                          2,393,261                  .20
       Consolidation                  738,148,955                60.39
                                      -----------                -----

               Total               $1,222,296,890               100.00  %
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

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is a wholly owned subsidiary of Nelnet. There is no public trading market for the Company's common stock and the Company does not have any compensation plans that provide for issuance of its equity securities.

         As of March 31, 2003, Nelnet was the only record holder of the Company's outstanding shares of common stock. The Company paid dividends on December 30, 2002 in the amount of $6,400,000 and on December 31, 2001 in the amount of $5,500,000.

ITEM 6. SELECTED FINANCIAL DATA

               The following table sets forth the Company's selected financial data as of December 31, 2002, 2001, and 2000, and for the years ended December 31, 2002 and 2001and for the period from June 1, 2000 (date of inception) through December 31, 2000. This information has been derived from the financial statements of the Company which have been audited by KPMG LLP. The information below should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this document.

                        NELNET STUDENT LOAN CORPORATION-2
                             SELECTED FINANCIAL DATA

                                                    Year Ended         Year Ended         Period Ended
 Statement of Operations Data:                     December 31,       December 31,        December 31,
                                                       2002               2001              2000 (1)
                                                       ----               ----              --------
 Revenues:
     Loan interest........................       $ 113,531,516       $ 100,455,019        $ 46,225,110
     Investment interest..................           2,635,858           1,743,425           2,174,126
     Other................................             598,458             198,289              80,481
                                                   -----------         -----------          ----------
             Total revenues...............         116,765,832         102,396,733          48,479,717
                                                   -----------         -----------          ----------
 Expenses:
     Interest on notes payable............          63,180,085          68,190,154          39,401,390
     Loan servicing fees to related party.          17,150,999          13,586,370           5,414,538
     Trustee and broker fees..............           4,715,340           3,311,175           1,621,060
     Amortization and write down of debt
     issuance costs.......................           5,707,491             344,311              78,537
     Amortization of loan premiums and
     lender fees..........................          10,454,316           4,434,839           1,652,178
     Provision for loan losses............           1,100,000           1,600,000           1.010,000
     Other general and administrative ....           3,570,669           2,767,940           1,147,800
                                                   -----------         -----------          ----------
             Total expenses...............         105,878,900          94,234,789          50,325,503
                                                   -----------         -----------          ----------
             Income (loss) before income
             tax expense (benefit)........          10,886,932           8,161,944          (1,845,786)
 Income tax expense (benefit) ............           3,919,295           2,938,300            (664,483)
                                                   -----------         -----------          ----------
             Net income (loss) ...........        $  6,967,637        $  5,223,644        $ (1,181,303)
                                                   ===========         ===========         ===========

 Ratio of earnings to fixed charges.......             1.16%               1.12%             .95% (2)

 Balance Sheet Data:
 Cash and cash equivalents ...............      $            -      $        8,093      $    1,008,671
 Restricted cash - held by trustee .......         153,201,633          46,135,799          24,532,423
 Student loans receivable, net............       1,241,067,610       1,933,941,068         942,498,737
 Total assets.............................       1,435,119,250       2,044,484,139       1,003,025,980
 Notes payable ...........................       1,419,000,000       2,030,000,000       1,000,000,000
 Total liabilities........................       1,425,169,906       2,040,340,798       1,004,206,283
 Stockholder's equity (deficit)...........           9,949,344           4,143,341          (1,180,303)


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

GENERAL

         The Company was formed on October 8, 1999 solely for the purpose of acquiring, from time to time, Eligible Loans and issuing notes, such as the Notes, secured by such Eligible Loans. Since its inception, the Company has issued four (4) series of Notes consisting of thirty-one (31) classes. The Notes shown in the financial statements of the Company represent limited obligations of the Company secured solely by the Eligible Loans and other assets in the Trust Estate.

         The assets of the Company consist primarily of Eligible Loans. The total principal balance of Eligible Loans held by the Company was $1,222,300,000 on December 31, 2002. The initial issuance of Notes occurred on June 1, 2000 in the amount of $1,000,000,000. There were two additional issuances in 2001, on April 2, 2001 in the amount of $480,000,000 and on September 4, 2001 in the amount of $550,000,000. There was one additional issuance in 2002, on March 27, 2002, in the amount of $564,000,000.

SIGNIFICANT ACCOUNTING POLICIES

         The notes to the financial statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they may require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company's critical accounting policy is determining the level of the allowance for loan losses. Additional information about this policy can be found in Note 1 to the financial statements.

CRITICAL ACCOUNTING POLICY - ALLOWANCE FOR LOAN LOSSES

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         REVENUES. Revenues for the year ended December 31, 2002 consisted primarily of interest earned on student loans, which totaled $113,531,516, compared to $100,455,019 for the year ended December 31, 2001, an increase of 13.02%. The increase in revenues is directly attributable to the issuance of additional debt by the Company to acquire student loans in the first quarter of 2002. The Company's average net investment in student loans during the year ended December 31, 2002 was $2,040,687,694 (excluding funds held by the Trustee), compared to $1,422,838,180 for the year ended December 31, 2001, and the average effective annual interest rate of interest income on Eligible Loans was 5.56% for the year ended December 31, 2002, compared to 7.06% for the year ended December 31, 2001, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment during 2002 and the "floor rate" on the student loan assets being reset annually on July 1. The Company also received investment interest and other income for the year ended December 31, 2002 in the amounts of $2,635,858 and $598,458, respectively, compared to $1,743,425 and $198,289, respectively, for the year ended December 31, 2001. The increase in investment interest was a result of restricted cash being held by the Trust to redeem bonds during the fourth quarter of 2002.

         EXPENSES. Expenses for the year ended December 31, 2002 consisted primarily of interest on the Company's outstanding Notes which totaled $63,180,085, compared to $68,190,154 for the year ended December 31, 2001, a decrease of 7.35%. The amount of interest expense reported depends upon the amount of Notes outstanding during the years and the interest rates on such Notes. The Company's average debt outstanding was approximately $2,258,000,000 for the year ended December 31, 2002, compared to average debt outstanding of $1,543,000,000 for the year ended December 31, 2001 and the average annual cost of borrowings was approximately 2.80% for the year ended December 31, 2002, compared to approximately 4.42% for the year ended December 31, 2001. The decrease in expense and the average annual cost of borrowings is a direct result of a declining interest rate environment during 2002. The Company also incurred loan servicing fees to a related party in the amount of $17,150,999 for the year ended December 31, 2002, compared to $13,586,370 for the year ended December 31, 2001. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees to a related party were higher in 2002 because the Company held, on average, more student loans in 2002. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums and lender fees for the year ended December 31, 2002 amounted to $4,715,340, $5,707,491, and $10,454,316, respectively, compared to $3,311,175, $344,311, and $4,434,839, respectively, for the year ended December 31, 2001. The increases are attributable to the issuance of additional Notes and the acquisition of student loans in the first quarter of 2002. The increase in amortization of debt issuance costs is attributable to the write-off of debt issuance costs related to the approximate $1.2 billion of redeemed notes in 2002. Amortization of loans premiums and lender fees also increased due to an increase in the rate of amortization based on an increase in principal payments on the loans as a greater percentage of the loan portfolio is in repayment status. Provision for loan losses for the year ended December 31, 2002 amounted to $1,100,000, compared to $1,600,000 for the year ended December 31, 2001. The decrease in the provision for loan losses occurred in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. General and administrative expenses for the year ended December 31, 2002 amounted to $3,570,669, compared to $2,767,940 for the year ended December 31, 2001. This increase is due to an increase in administrative fees incurred to the parent as the average outstanding student loan balances increased in 2002.

         INCOME TAX EXPENSE. The Company has recognized income tax expense of $3,919,295 for the year ended December 31, 2002 compared to $2,938,300 for the year ended December 31, 2001. The increase in income tax expense was a result of higher net income being realized for the year ended December 31, 2002, compared to the year ended December 31, 2001. The effective tax rate utilized by the Company to recognize a provision for income taxes in 2002 and 2001 was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

         NET INCOME. The Company had net income of $6,967,637 for the year ended December 31, 2002 compared to $5,223,644 for the year ended December 31, 2001. The increase in net income is attributable to a higher net interest margin on student loans due to the declining interest rates on the Notes during the period while the "floor rate" on student loan assets is determined annually on July 1. Consequently, in a declining interest rate environment the net interest margin increases and in a rising interest rate environment it decreases. The net interest margin increased by $18,086,566 from $32,264,865 for the year ended December 31, 2001 to $50,351,431 for the year ended December 31, 2002.

         On October 8, 2002, the Company sold a portfolio of student loans to Nelnet Student Loan Funding LLC, which is a 100% owned subsidiary of Nelnet. Proceeds from the loan sale were used to redeem approximately $1.2 billion of the Company's notes. Additional amortization of debt issuance costs of $5,219,919 included in the statement of operations for the year ended December 31, 2002 is a result of a write-off of debt issuance costs related to the redeemed notes. There were no other unusual or infrequent events or transactions that materially affected the amount of reported income.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO PERIOD ENDED DECEMBER 31, 2000

         REVENUES. Revenues for the year ended December 31, 2001 consisted primarily of interest earned on student loans, which totaled $100,455,019, compared to $46,225,110 for the period ended December 31, 2000, an increase of 117.32%. The increase in revenues is directly attributable to the acquisition of additional student loans by the Company in the second and third quarters of 2001 along with the financial results on a full year of business activity in 2001 compared to seven months of business activity in 2000. The amount of interest reported for each period was derived from Eligible Loans in an aggregate principal amount, net of allowance for loan losses and unamortized premiums, of $1,933,941,068 at December 31, 2001, compared to $942,498,737 at December 31,
2000. The Company's average net investment in student loans during the year ended December 31, 2001 was $1,422,838,180 (excluding funds held by the Trustee), compared to $891,888,250 for the period ended December 31, 2000, and the average effective annual interest rate of interest income on Eligible Loans was 7.06% for the year ended December 31, 2001, compared to 8.88% for the period ended December 31, 2000, respectively. The decrease in the effective annual interest rate of interest income on student loans is a direct result of the declining interest rate environment during 2001 and the "floor rate" on the student loan assets being reset annually on July 1. The Company also received investment interest and other income for the year ended December 31, 2001 in the amounts of $1,743,425 and $198,289, respectively, compared to $2,174,126 and $80,481, respectively, for the period ended December 31, 2000. The decrease in investment interest was a result of the restricted cash being utilized to acquire student loans along with lower interest rates on investments in the current fiscal year.

         EXPENSES. Expenses for the year ended December 31, 2001 consisted primarily of interest on the Company's outstanding Notes which totaled $68,190,154, compared to $39,401,390 for the period ended December 31, 2000, an increase of 73.07% . The amount of interest expense reported depends upon the amount of Notes outstanding during the years and the interest rates on such Notes. This increase in expenses is directly attributable to the issuance of additional Notes in the second and third quarters of 2001 along with the financial information on a full year of business activity compared to seven months of business activity in 2000. The Company's average debt outstanding was approximately $1,543,000,000 for the year ended December 31, 2001, compared to debt outstanding of $1,000,000,000 for the period ended December 31, 2000 and the average annual cost of borrowings was approximately 4.42% for the year ended December 31, 2001, compared to approximately 6.75% for the period ended December 31, 2000. The decrease in the average annual cost of borrowings is a direct result of a declining interest rate environment during 2001. The Company also incurred loan servicing fees to a related party in the amount of $13,586,370 for the year ended December 31, 2001, compared to $5,414,538 for the period ended December 31, 2000. See "ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the Servicing Agreement and Administrative Services Agreement pursuant to which such fees are owed. Loan servicing fees to a related party were higher in 2001 because the Company held, on average, more student loans in 2001 and incurred a full year of servicing costs. Trustee and broker fees, amortization of debt issuance costs and amortization of loan premiums and lender fees for the year ended December 31, 2001 amounted to $3,311,175, $344,311 and $4,434,839 respectively, compared to $1,621,060, $78,537 and
$1,652,178 respectively, for the period ended December 31, 2000. The increases are attributable to the issuance of additional Notes in the second and third quarters of 2001 and a comparison of a full year of expenses in 2001 to seven months of expenses in 2000. Amortization of loans premiums and lender fees also increased due to an increase in the rate of amortization based on an increase in principal payments on the loans as a greater percentage of the loan portfolio that is in repayment status. Provision for loan losses for the year ended December 31, 2001 amounted to $1,600,000, compared to $1,010,000 for the period ended December 31, 2000. Additional amounts were recognized as provision for loan losses in order to reflect the appropriate allowance amounts in comparison to the estimated defaults. Other general and administrative expenses for the year ended December 31, 2001 amounted to $2,767,940, compared to $1,147,800 for the period ended December 31, 2000. This increase is due to an increase in administrative fees incurred to the parent as the average outstanding student loan balances increased in 2001 along with a full year of expenses reported in 2001 compared to seven months in 2000.

         INCOME TAX EXPENSE. The Company has recognized income tax expense of $2,938,300 for the year ended December 31, 2001 compared to an income tax benefit of $664,483 for the period ended December 31, 2000. The income tax expense was a result of net income being realized for the year ended December 31, 2001 compared with the net loss realized for the period ended December 31, 2000. The effective tax rate utilized by the Company to recognize a provision for income taxes in 2001 and 2000 was 36%. The effective tax rate will be adjusted in the future for changes to the corporate tax regulations.

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

         Scheduled payments on the Company's notes payable will be made, only to the extent funds are available. Assuming funds are available, scheduled payments are due as follows:

          2003                                     $48,000,000
          2004                                      89,760,000
          2005                                      84,000,000
          2006                                      84,000,000
          2007                                      79,200,000
          2008 and thereafter                    1,034,040,000
                                                 -------------
                                                $1,419,000,000

         Management's expectations are that future cash flows provided by operating activities will be sufficient to meet the Company's obligations. For further discussion of the above obligations, refer to Note 4 of the financial statements.

IMPACT OF INFLATION

         For the year ended December 31, 2002, cost increases to the Company were not materially impacted by inflation.


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

         The interest rate on each series of Auction Rate Notes is based generally on the outcome of each auction of such series of Notes. The student loans, however, generally bear interest at the 91-day Treasury Bill Rate plus margins specified for such student loans. As a result of the differences between the indices used to determine the interest rates on student loans and the interest rates on the Notes, there could be periods of time when the rates on student loans are inadequate to generate sufficient cash flow to cover the interest on the Notes and the expenses required to be paid under the Indenture. In a period of rapidly rising interest rates, auction rates may rise more quickly than the 91-day Treasury Bill Rate. If there is a decline in the rates on student loans, the funds deposited into the trust estate created under the Indenture may be reduced and, even if there is a similar reduction in the variable interest rates applicable to any series of Notes, there may not necessarily be a similar reduction in the other amounts required to be paid out of such funds (such as administrative expenses).

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

--------------------------------------------------------------------------------
   T-Bill*                         NELNET-2  Net Spread

             ---------- --------- ----------- ----------- ---------- -----------
    5.00%       .10%     -.03%       -.10%       -.23%       -.37%     -.50%
             ---------- --------- ----------- ----------- ---------- -----------
    4.00%       .24%      .11%        .04%       -.09%       -.22%     -.36%
             ---------- --------- ----------- ----------- ---------- -----------
    3.00%       .44%      .31%        .24%        .11%       -.02%     -.16%
             ---------- --------- ----------- ----------- ---------- -----------
    2.00%       .64%      .51%        .44%        .31%       .18%       .04%
             ---------- --------- ----------- ----------- ---------- -----------
    1.50%       .78%      .65%        .59%        .45%       .32%       .19%
             ---------- --------- ----------- ----------- ---------- -----------
    1.00%       .91%      .78%        .71%        .58%       .44%       .31%
             ---------- --------- ----------- ----------- ---------- -----------

------------ ---------- --------- ----------- ----------- ---------- -----------
  NELNET-2
Ted Spread**     10         30        40           60         80         100

--------------------------------------------------------------------------------


*       91 Day T-Bill (Yield)
**      1 Month LIBOR vs. 91 Day T-Bill (Yield)


         Generally, increases in the NELNET-2 Ted Spread and decreases in interest rates have the effect of reducing the NELNET-2 Net Spread, and correspondingly, the Company's cash flows. For example, as of March 21, 2003 the 1 Month LIBOR rate was 1.305% and the 91-day Treasury Bill Rate was 1.16%. Thus, the NELNET-2 Ted Spread was approximately fifteen basis points (1.305- 1.16) and the NELNET-2 Net Spread was approximately 91 basis points. If, at the same interest rate (approximately 1.00%), the NELNET-2 Ted Spread is increased to 100, the Company's cash flows are significantly reduced, as evidenced by a NELNET-2 Net Spread of 31 basis points. The Company, however, believes that a NELNET-2 Ted Spread of 100 is unlikely to occur.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this ITEM 8 are set forth in ITEM 15 of this Form 10-K. All information which has been omitted is either inapplicable or not required.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company is governed by a Board of Directors, which is required by the Company's Articles of Incorporation to include at least three directors. Directors are required to be elected at each annual meeting of the shareholders. The present directors and executive officers and their addresses and principal occupations or affiliations are as follows:

                                                                Principal       Officers and
                      Other                                     Occupation     Directors Term
Name of Director  Offices Held   Age          Address         or Affiliation    From      To*
----------------  ------------   ---          -------         --------------   ------    -----
Michael S.          Chairman      39   6801 S. 27th Street    Chief           October   Present
Dunlap                                 P.O. Box 82529         Executive       1999
                                       Lincoln, Nebraska      Officer of
                                       68501                  Union Bank and
                                                              Trust Company;
                                                              President,
                                                              Farmers &
                                                              Merchants
                                                              Investment, Inc.;
                                                              Chairman,
                                                              Nelnet, Inc.

Stephen F.          President     50   6991 East Camelback    Vice            October   Present
Butterfield                            Road, Suite B290       Chairman,       1999
                                       Scottsdale, Arizona    Nelnet, Inc.;
                                       85251                  President of
                                                              Union Financial
                                                              Services, Inc.

Terry J. Heimes       Vice        38   121 S. 13th Street     Executive       December  Present
                   President,          Suite 201              Vice President  2002
                    Treasurer          Lincoln, NE 68508      and Chief
                  and Secretary                               Financial
                                                              Officer, -
                                                              Nelnet, Inc.

Jeffery R.            Vice        37   3015 S. Parker Road    Executive       November  Present
Noordhoek           President          Suite 400              Director,       2001
                                       Aurora, CO 80014       Capital
                                                              Markets -
                                                              Nelnet, Inc.

Ross Wilcox         Director      60   4732 Calvert Street    Chairman of     October   Present
                                       Lincoln, Nebraska      the Board of    1999
                                       68506                  Union Bank
                                                              and Trust
                                                              Company

Dr. Paul R. Hoff    Director      68   Hernia Hill, Rural     Retired         October   Present
                                       Route 1                Physician       1999
                                       Seward, Nebraska
                                       68434

 (*) Each director holds office until the next annual meeting of shareholders following his or her election until such director's successors shall have been elected and qualified. The Company's next annual meeting is scheduled for March 2004.

EXECUTIVE MANAGEMENT

        The Board of Directors and executive officers described below are responsible for overall management of the Company. The Company's officers and directors are shareholders, officers and directors of business entities that have engaged in the business of purchasing, holding and selling student loans.

        MICHAEL S. DUNLAP, CHAIRMAN OF THE BOARD. As co-founder and chairman of the board of both Nelnet and Union Financial Services, Inc. ("UFS"), Michael S. Dunlap is responsible for the overall strategy and direction of the companies. Mr. Dunlap is also the chief executive officer of Union Bank and Trust Company, and president of Farmers & Merchants Investment, Inc. (the parent of Union Bank and Trust Company). Mr. Dunlap has been an employee of Union Bank and Trust Company for approximately 20 years and is a member of the Nebraska State Bar Association. Mr. Dunlap received his B.S. degree in finance and accounting and his law degree from the University of Nebraska.

        STEPHEN F. BUTTERFIELD, PRESIDENT AND DIRECTOR. Stephen F. Butterfield serves as the vice chairman of Nelnet, assisting in the executive direction of the company and managing its capital market relationships. As co-founder and president of UFS, Mr. Butterfield directs the overall management and direction of the company, including asset purchasing, marketing of corporate services, and coordination of the company's capital market activities. Mr. Butterfield has been a member of the student loan industry since January 1989, first as president of a for-profit student loan secondary marketing facility located in Scottsdale, Arizona, and second as president of the Student Loan Acquisition Authority of Arizona, a non-profit secondary marketing facility in Scottsdale, Arizona. Prior to his work in the student loan industry, Mr. Butterfield spent 15 years as an investment banker for Boettcher and Company specializing in municipal finance. Mr. Butterfield received his B.S. degree in business administration from Arizona State University.

        TERRY J. HEIMES, VICE PRESIDENT, TREASURER AND SECRETARY. Terry J. Heimes serves as chief financial officer and executive vice president of Nelnet and its operating companies and is responsible for the coordination of all financial and accounting functions for the corporation. Active in the strategic planning and direction of the company, Mr. Heimes oversees the preparation and issuance of financial statements, corporate accounting/tax matters, preparation of asset-backed securitization, and warehousing activities. With over 13 years experience in education finance, Mr. Heimes is versed in taxable and tax-exempt issuances of debt, warehousing lines of credit, asset-backed commercial paper, conduit financing, private placements, and conversion of non-profit tax-exempt issuers to taxable issuers. Mr. Heimes joined Nelnet in 1998 with the conversion and acquisition of the Nebraska Higher Education Loan Program, Inc. (NEBHELP). Prior to joining NEBHELP, Mr. Heimes worked for the public accounting firm of KPMG Peat Marwick through 1992 as a manager in the audit department. Mr. Heimes graduated Magna cum Laude from the University of Nebraska-Kearney with a bachelor of science in business administration with an emphasis in accounting.

        JEFFERY R. NOORDHOEK, VICE PRESIDENT AND DIRECTOR. As executive director of the Capital Markets area of Nelnet, Jeffrey R. Noordhoek is responsible for leading the company in its securitization and capital markets funding efforts. Mr. Noordhoek's primary function is to raise low cost capital and to design creative methods to finance the company's student loan portfolios through warehouse lines of credit, long-term securitizations, and private debt arrangements. Mr. Noordhoek has been in the capital markets area of Nelnet since 1996. Prior to joining Nelnet, Mr. Noordhoek served as a senior associate for State Street Capital Corporation where he assisted in the establishment of Clipper Receivables Commercial Paper Conduit and the Clipper Blue Tax-Exempt financing vehicles. While at State Street, Mr. Noordhoek worked at its offices in Luxembourg, Toronto, and Boston where he successfully executed securitizations in numerous asset classes. Mr. Noordhoek received his B.S. in business administration from the University of Nebraska and his M.B.A. from Boston University.

        ROSS WILCOX, DIRECTOR. Ross Wilcox has been with Union Bank and Trust Company since 1966 and serves as chairman of its Board of Directors. Mr. Wilcox is the chairman of the Lincoln Chamber of Commerce. A graduate of Nebraska Wesleyan University, Mr. Wilcox now serves as a trustee for the University. Mr. Wilcox also serves as trustee for Lighthouse (a youth intervention program), the Lincoln Public Schools Foundation, and Bryan LGH Medical Center. Mr. Wilcox is also on the Board of Directors for the Lincoln Country Club, the Lincoln Chamber of Commerce, and the Nebraska chapter of the Nature Conservancy.

        DR. R. PAUL HOFF, DIRECTOR. Dr. R. Paul Hoff has worked as a family practice physician in Seward, Nebraska for 35 years. In addition, Dr. Hoff has served as a past member of Admissions Board of University of Nebraska Medical School and the Deans Advisory Board. Dr. Hoff currently acts as a board member for Stratus Mutual Fund and Security Home Bank, and as a past board member for:
Hawkeye Bank Corp., NEBHELP and Nelnet Loan Services.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES IN 2002

         The Company has not issued any options.

LONG-TERM INCENTIVE PLAN AWARDS IN 2002

         The Company has no long-term incentive plan.


DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE IN 2002

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

BOARD MEETINGS

         During fiscal year 2002, the Board held three regular meetings.

COMMITTEES OF THE BOARD

         The Board of Directors has not established an Audit Committee or a Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 31, 2003, there were 1,000 shares of the Company's common stock, no par value, outstanding, all of which were held by Nelnet. No director or executive officer owns any shares of the Company and there are no other beneficial owners.

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

         STUDENT LOAN PURCHASE AGREEMENTS. The Company has entered into Student Loan Purchase Agreements with various financial institutions including, but not limited to, Union Bank and Trust Company, NEBHELP, Inc., MELMAC, LLC, NHELP-I, Inc., NHELP-III, Inc., NELNET Student Loan Corporation-1, EFS Finance Co., EMT Corporation, Nelnet Student Loan Warehouse Corporation-1, and Nelnet Student Loan Funding, LLC pursuant to which the Company has purchased or sold Eligible Loans. NEBHELP, Inc., MELMAC, LLC, NHELP-I, Inc., NHELP-III, Inc., NELNET Student Loan Corporation-1, EFS Finance Co., EMT Corporation, Nelnet Student Loan Warehouse Corporation-1, and Nelnet Student Loan Funding, LLC are subsidiary corporations of or are controlled by Nelnet. Certain of the shareholders of Nelnet Loan Services, Inc. also hold an interest in the bank holding company that owns and controls Union Bank and Trust Company, and certain of the officers and directors of the Company are also officers and directors of Union Bank and Trust Company. Although the above mentioned entities are related to the Company as described above, the Company believes that the terms and conditions of the Student Loan Purchase Agreements are comparable to those offered by or available to unrelated parties.


ITEM 14. CONTROLS AND PROCEDURES

         The principal executive officer and the principal financial officer of the Company have reviewed and evaluated the Company's disclosure controls and procedures and found that they are effective to gather, analyze, and report all information that is required to be disclosed in this report. There were no significant changes to the Company's disclosure procedures and controls since the date of that review.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        4.5 Series 2002A Supplemental Indenture of Trust between the Company and Zions First National Bank, dated as of March 1, 2002 (Incorporated by reference herein to the Company's current report on Form 8-K filed April 5, 2002.)

        10.1 Servicing Agreement, dated as of June 1, 2000, by and between the Company and Nelnet, Inc. (Incorporated by reference herein to the Company's Quarterly report on Form 10-Q for the period ended June 30, 2000.)

       99.1 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Company. *

       99.2 Certification Pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Company. *

          *  Filed herewith


Reports on Form 8-K

         The Company filed a report on Form 8-K on April 5, 2002 to report in response to Item 5 the issuance of $564,000,000 of Student Loan Asset-Backed Auction Rate Notes Series 2002A.

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

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements of NELNET STUDENT LOAN CORPORATION-2

Independent Auditors' Report.................................................F-1

Balance Sheets as of December 31, 2002 and 2001..............................F-2

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (date of inception) through
December 31, 2000............................................................F-3

Statements of Stockholder's Equity (deficit) for the years ended
December 31, 2002 and 2001 and for the period from June 1, 2000
(date of inception) through December 31, 2000................................F-4

Statements of Cash Flows for the years ended December 31, 2002 and
2001 and for the period from June 1, 2000 (date of inception)
through December 31, 2000....................................................F-5


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


                                            NELNET STUDENT LOAN CORPORATION-2




                                            By: /s/ Michael S. Dunlap
                                            -------------------------------
                                            Michael S. Dunlap, Chairman
                                            of the Board (Principal
                                            Executive Officer)


                                            Date:  March 31, 2003




                                           By: /s/ Terry J. Heimes
                                           --------------------------------
                                           Terry J. Heimes, Vice President
                                           (Principal Financial and
                                           Accounting Officer)


                                            Date:  March 31, 2003

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

By:   /s/ Michael S. Dunlap            Chairman of the Board     March 31, 2003
      ----------------------------     (Principal Executive
      Michael S. Dunlap                Officer)

By:   /s/ Stephen F. Butterfield       President and Director    March 31, 2003
      -----------------------------
      Stephen F. Butterfield


By:   /s/ Jeffery R. Noordhoek         Vice President and        March 31, 2003
      -----------------------------    Director
      Jeffery R. Noordhoek

By:   /s/ Ross Wilcox                  Director                  March 28, 2003
      -----------------------------
      Ross Wilcox

By:   /s/  Dr. Paul Hoff               Director                  March 28, 2003
      -----------------------------
      Dr. Paul Hoff

                                 CERTIFICATIONS

        I, Michael S. Dunlap, certify that:

        1. I have reviewed this annual report on Form 10-K, of NELNET Student Loan Corporation-2 (the "Company");

        2. Based on my knowledge, the information in the report, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

        4. The Company's other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rule 15d-14) for the Company and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which the report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

                  (c) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

        5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003           /s/ Michael S. Dunlap
                               -------------------------
                               Michael S. Dunlap
                               Chairman

         I, Terry J. Heimes, certify that:

         1. I have reviewed this annual report on Form 10-K, of NELNET Student Loan Corporation-2 (the "Company");

         2. Based on my knowledge, the information in the report, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rule 15d-14) for the Company and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which the report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

                  (c) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003             /s/ Terry J. Heimes
                                 ------------------------------------------
                                 Terry J. Heimes
                                 Principal Financial and Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         The registrant has not sent to security holders any annual report for its last fiscal year or any proxy material with respect to a meeting of shareholders.

                        NELNET STUDENT LOAN CORPORATION-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
NELNET Student Loan Corporation-2:


We have audited the accompanying balance sheets of NELNET Student Loan Corporation-2, (a wholly owned subsidiary of Nelnet, Inc.), as of December 31, 2002 and 2001, and the related statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of NELNET Student Loan Corporation-2's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELNET Student Loan Corporation-2 at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP
                                  ---------------



March 21, 2003
Lincoln, Nebraska

                        NELNET STUDENT LOAN CORPORATION-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)
                                 Balance Sheets
                           December 31, 2002 and 2001
                             Assets                            2002               2001
                                                          ---------------   ----------------
Cash and cash equivalents                                 $           --              8,093
Student loans receivable, net of allowance of
    $1,285,201 in 2002 and $1,891,253 in 2001              1,241,067,610      1,933,941,068
Accrued interest receivable                                   31,655,348         50,256,051
Restricted cash - held by trustee                            153,201,633         46,135,799
Debt issuance costs, net of accumulated amortization
     of $910,420 in 2002 and $422,848 in 2001                  6,072,333          9,355,177
Income taxes receivable from parent                            2,467,186                 --
Due from parent                                                       --          4,100,000
Deferred tax assets                                              655,140            687,951
                                                          ---------------   ----------------
              Total assets                                $1,435,119,250      2,044,484,139
                                                          ===============   ================
                Liabilities and Stockholder's Equity
Liabilities:
    Notes payable                                         $1,419,000,000      2,030,000,000
    Accrued interest payable                                   2,999,062          4,087,348
    Other liabilities                                          3,170,844          3,833,683
    Income taxes payable to parent                                    --          2,419,767
                                                          ---------------   ----------------
              Total liabilities                            1,425,169,906      2,040,340,798
                                                          ---------------   ----------------
Stockholder's equity:
    Common stock, no par value, authorized 1,000 shares;
       issued and outstanding 1,000 shares                         1,000              1,000
    Additional paid-in capital                                 9,380,707          4,142,341
    Retained earnings                                            567,637                 --
                                                          ---------------   ----------------
              Total stockholder's equity                       9,949,344          4,143,341
Commitments and contingencies
                                                          ---------------   ----------------
              Total liabilities and stockholder's equity  $1,435,119,250      2,044,484,139
                                                          ===============   ================
See accompanying notes to financial statements.

                        NELNET STUDENT LOAN CORPORATION-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)
                            Statements of Operations
                     Years ended December 31, 2002 and 2001
 and for the period from June 1, 2000 (date of inception) through December 31, 2000

                                                          2002            2001           2000
                                                     --------------  -------------- --------------
Revenues:
    Loan interest                                    $ 113,531,516     100,455,019     46,225,110
    Investment interest                                  2,635,858       1,743,425      2,174,126
    Other                                                  598,458         198,289         80,481
                                                     --------------  -------------- --------------
           Total revenues                              116,765,832     102,396,733     48,479,717
                                                     --------------  -------------- --------------
Expenses:
    Interest on notes payable                           63,180,085      68,190,154     39,401,390
    Loan servicing fees to related party                17,150,999      13,586,370      5,414,538
    Trustee and broker fees                              4,715,340       3,311,175      1,621,060
    Amortization and write down of debt issuance costs   5,707,491         344,311         78,537
    Amortization of loan premiums and lender fees       10,454,316       4,434,839      1,652,178
    Provision for loan losses                            1,100,000       1,600,000      1,010,000
    Other general and administrative                     3,570,669       2,767,940      1,147,800
                                                     --------------  -------------- --------------
           Total expenses                              105,878,900      94,234,789     50,325,503
                                                     --------------  -------------- --------------
           Income (loss) before income tax
             expense (benefit)                          10,886,932       8,161,944     (1,845,786)
Income tax expense (benefit)                             3,919,295       2,938,300       (664,483)
                                                     --------------  -------------- --------------
           Net income (loss)                         $   6,967,637       5,223,644     (1,181,303)
                                                     ==============  ============== ==============
See accompanying notes to financial statements.


                        NELNET STUDENT LOAN CORPORATION-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)
                  Statements of Stockholder's Equity (Deficit)
                     Years ended December 31, 2002 and 2001
 and for the period from June 1, 2000 (date of inception) through December 31, 2000

                                                                               Total
                                               Additional      Retained     stockholder's
                                     Common      paid-in       earnings        equity
                                      stock      capital      (deficit)       (deficit)
                                    ---------  ------------  ------------   --------------
Balance at June 1, 2000 (date
    of inception)                  $      --            --            --               --
Issuance of common stock               1,000            --            --            1,000
Net loss                                  --            --    (1,181,303)      (1,181,303)
                                    ---------  ------------  ------------   --------------
Balance at December 31, 2000           1,000            --    (1,181,303)      (1,180,303)
Net income                                --            --     5,223,644        5,223,644
Capital contributions from parent         --     5,600,000            --        5,600,000
Dividends paid - $5,500 a share           --    (1,457,659)   (4,042,341)      (5,500,000)
                                    ---------  ------------  ------------   --------------
Balance at December 31, 2001           1,000     4,142,341            --        4,143,341
Net income                                --            --     6,967,637        6,967,637
Capital contributions from parent         --    13,077,830            --       13,077,830
Return of capital to parent               --    (7,839,464)           --       (7,839,464)
Dividends paid - $6,400 a share           --            --    (6,400,000)      (6,400,000)
                                    ---------  ------------  ------------   --------------
Balance at December 31, 2002        $  1,000     9,380,707       567,637        9,949,344
                                    =========  ============  ============   ==============
See accompanying notes to financial statements.


                        NELNET STUDENT LOAN CORPORATION-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)
                            Statements of Cash Flows
                     Years ended December 31, 2002 and 2001
 and for the period from June 1, 2000 (date of inception) through December 31, 2000

                                                           2002             2001           2000
                                                      --------------   -------------   -------------
Net income (loss)                                     $   6,967,637       5,223,644      (1,181,303)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization and write down of loan premiums,
        lender fees, and debt issuance costs             16,161,807       4,779,150       1,730,715
      Deferred income tax expense (benefit)                  32,811        (847,754)       (287,775)
      Provision for loan losses                           1,100,000       1,600,000       1,010,000
      Decrease (increase) in accrued interest
        receivable                                       18,600,703     (20,231,474)    (30,024,577)
      Increase (decrease) in accrued interest payable    (1,088,286)        966,733       3,120,615
      Increase (decrease) in other liabilities             (662,839)      2,748,015       1,085,668
      Change in income taxes recoverable/payable
        from/to parent                                   (4,886,953)      3,244,053        (376,708)
      Decrease (increase) in due from parent              4,100,000      (4,100,000)             --
                                                        ------------    ------------   -------------
            Net cash provided by (used in)
              operating activities                       40,324,880      (6,617,633)    (24,923,365)
                                                        ------------    ------------   -------------
Cash flows from investing activities:
    Purchases of student loans, including premiums     (834,697,043) (1,188,809,680) (1,007,842,817)
    Proceeds from sales of student loans              1,429,690,080      54,923,189          11,698
    Net proceeds from student loan principal
      payments and loan consolidations                   86,326,105     136,409,321      62,670,204
    Increase in restricted cash - held by trustee      (107,065,834)    (21,603,376)    (24,532,423)
                                                      --------------  --------------  --------------

            Net cash provided by (used in)
              investing activities                      574,253,308  (1,019,080,546)   (969,693,338)
                                                      --------------  --------------  --------------
Cash flows from financing activities:
    Payment on notes payable                         (1,175,000,000)             --              --
    Proceeds from issuance of notes payable             564,000,000   1,030,000,000   1,000,000,000
    Payment for debt issuance costs                      (2,424,647)     (5,402,399)     (4,375,626)
    Issuance of common stock                                     --              --           1,000
    Capital contributions from parent                    13,077,830       5,600,000              --
    Return of capital to parent                          (7,839,464)             --              --
    Dividends paid                                       (6,400,000)     (5,500,000)             --
                                                      --------------  --------------  --------------
            Net cash provided by (used in)
              financing activities                     (614,586,281)  1,024,697,601     995,625,374
                                                      --------------  --------------  --------------
            Net increase (decrease) in cash and
              cash equivalents                               (8,093)     (1,000,578)      1,008,671

Cash and cash equivalents, beginning of the year              8,093       1,008,671              --
                                                      --------------  --------------  --------------
Cash and cash equivalents, end of year                 $         --           8,093       1,008,671
                                                      ==============  ==============  ==============
Supplemental disclosures of cash flow information:
    Interest paid                                      $ 64,268,371      67,223,421      36,280,775
                                                      ==============  ==============  ==============
    Income taxes paid to parent                        $  9,221,016         542,001              --
                                                      ==============  ==============  ==============
See accompanying notes to financial statements.


                        Nelnet Student Loan Corporation-2
                   (A Wholly Owned Subsidiary of Nelnet, Inc.)

                          Notes to Financial Statements

                           December 31, 2002 and 2001


(1)   Summary of Significant Accounting Policies and Practices

      (a)  Description of Business

           NELNET Student Loan Corporation-2 (the Company), a wholly owned subsidiary of Nelnet, Inc. (the Parent or Nelnet) is a C corporation which invests in eligible student loans issued under Title IV of the Higher Education Act of 1965, as amended (the Act). The 2000 financial statements reflect the operations of the Company for the period June 1, 2000 (date of inception) through December 31, 2000.

           Student loans beneficially owned by the Company include those originated under the Stafford Loan Program (SLP), the Parent Loan Program for Undergraduate Students (PLUS) program, the Supplemental Loans for Students (SLS) program and loans which consolidate certain borrower obligations (Consolidation). Title to the loans is held by an eligible lender trustee under the Act for the benefit of the Company. The financed eligible loan borrowers are geographically located throughout the United States and the majority are in school or in repayment status. The notes payable outstanding are payable primarily from interest and principal payments on the student loans receivable.

           The Parent is a holding company organized for the purpose of establishing and owning the stock of corporations like the Company engaged in the securitization of financial assets. The Parent also provides managerial and administrative support to the Company.

      (b)  Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

      (c)  Student Loans Receivable and Allowance for Loan Losses

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

           Management believes that the allowance for loan losses is adequate. While management uses available information to recognize probable losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

                                       F-6                           (Continued)

      (d)  Interest on Student Loans

           Interest on student loans is accrued when earned and is either paid by the Department of Education or the borrower depending on the status of the loan at the time of accrual. In addition, the Department of Education makes quarterly interest subsidy payments on certain qualified Title IV loans until the student is required under the provisions of the Act to begin repayment. Repayment on guaranteed student loans normally begins within six months after completion of their course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement and repayment of SLS loans begins within one month after completion of course study, leaving school, or ceasing to carry at least the normal full-time academic load as determined by the educational institution.

      (e)  Debt Issuance Costs

           Debt issuance costs are amortized over the estimated life of the related debt, ranging from 12 to 34 years.

      (f)  Income Taxes

           The Company files a consolidated Federal tax return with Nelnet Loan Services, Inc. (NLS), the legal parent of Nelnet. The financial statements reflect income tax expense (benefit) computed as if the Company filed a separate tax return. Income tax expense (benefit) is allocated by (to) the Company to (from) its Parent as if the Company were a separate tax paying entity.

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g)  Use of Estimates

           The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that effect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

      (h)  Comprehensive Income

           The Company has no sources of other comprehensive income. Therefore, the Company's comprehensive income consists solely of its net income
           (loss).

                                      F-7                            (Continued)

      (i)  Reclassification

           Certain amounts have been reclassified to conform to the 2002 financial statement presentation.

(2)   Restricted Cash - Held by Trustee

      The Company's restricted cash, consisting primarily of U.S. Treasury money market funds, is held by the trustee in various accounts subject to use restrictions, imposed by the indenture of trust. These trustee funds include: the recycling account fund which is used to maintain excess funds for future operating needs, if necessary, and purchases of eligible student loans; the reserve fund which is used to cure any deficiencies in the debt service requirement; and the revenue fund which is used for the receipt of interest payments on eligible student loans and investment securities and to pay fees and expenses incurred under the indenture.

(3)   Student Loans Receivable and Concentration of Credit Risk

      Guaranteed loans may be made under the insured student loan program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guarantee agency which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, and will vary based on the average of the 91-day U. S. Treasury bill rate, and currently range from 3.5% to 12.0% (the weighted average rate was 6.4% at December 31, 2002) dependent upon type, terms of loan agreements, and date of origination. For Title IV loans, the Company has entered into a trust agreement in which an unrelated financial institution will serve as the eligible lender trustee. As an eligible lender trustee, the financial institution acts as the eligible lender in acquiring certain eligible student loans as an accommodation to the Company who holds a beneficial interest in the student loan assets as the beneficiary of such trust.

      Substantially all student loan principal and related accrued interest are guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company retains and enforces recourse provisions against servicers and lenders under certain circumstances. Such loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with Student Loan Reform Act of 1993, loans disbursed prior to October 1, 1993 are fully insured and loans disbursed subsequent to October 1, 1993 (approximately 95% and 96% of the student loans at December 31, 2002 and 2001, respectively) are insured up to 98%.

                                       F-8                           (Continued)

      The Company has provided for an allowance for loan losses related to those student loans only guaranteed up to 98% for principal and interest. The provision is based upon historical default rates for such loans. Activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and for the period from June 1, 2000 (date of inception) through December 31, 2000 is shown below:

                                                     2002         2001        2000
                                                 -----------  ----------  ----------
      Beginning balance                          $ 1,891,253     826,279          --
      Provision for loan losses                    1,100,000   1,600,000   1,010,000
      Transfer of allowance for sale of student
        loans receivable to affiliates            (1,150,000)         --          --
      Loans charged off, net of recoveries          (556,052)   (535,026)   (183,721)
                                                 -----------  ----------  ----------
      Ending balance                             $ 1,285,201   1,891,253     826,279
                                                 ===========  ==========  ==========

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

                                       F-9                           (Continued)

      The table below summarizes the outstanding notes payable at December 31, 2002 and 2001 by issue:

                                                                        2002                         2001
                                                              ---------------------------  -------------------------
                                                                Carrying    Interest         Carrying     Interest
                                                Maturity         amount       rate            amount        rate
                                              -------------  ------------- -------------  -------------  ----------
2000 Senior Auction Rate Notes, Class A-1       12/1/2032    $          --         -- %   $  50,000,000        2.12%
2000 Senior Auction Rate Notes, Class A-2       12/1/2032               --         --        50,000,000        2.20
2000 Senior Auction Rate Notes, Class A-3       12/1/2032               --         --        50,000,000        2.15
2000 Senior Auction Rate Notes, Class A-4       12/1/2032               --         --        50,000,000        2.15
2000 Senior Auction Rate Notes, Class A-5       12/1/2032               --         --        50,000,000        2.30
2000 Senior Auction Rate Notes, Class A-6       12/1/2032               --         --        50,000,000        2.40
2000 Senior Auction Rate Notes, Class A-7       12/1/2032               --         --        50,000,000        2.12
2000 Senior Auction Rate Notes, Class A-8       12/1/2032               --         --        75,000,000        2.24
2000 Senior Auction Rate Notes, Class A-9       12/1/2032               --         --        75,000,000        2.15
2000 Senior Auction Rate Notes, Class A-10      12/1/2032               --         --        75,000,000        2.10
2000 Senior Auction Rate Notes, Class A-11      12/1/2032               --         --        75,000,000        2.28
2000 Senior Auction Rate Notes, Class A-12      12/1/2032               --         --       100,000,000        2.15
2000 Senior Auction Rate Notes, Class A-13      12/1/2032               --         --       100,000,000        2.35
2000 Senior Auction Rate Notes, Class A-14      12/1/2032               --         --       100,000,000        2.20
2000 Subordinate Auction Rate Notes, Class B-1  12/1/2032       50,000,000       1.60        50,000,000        2.17
2001 Senior Fixed Rate Notes, Class A-1          7/1/2012      480,000,000       5.76       480,000,000        5.76
2001 Senior Auction Rate Notes, Class A-2        6/1/2035       50,000,000       1.50        50,000,000        2.11
2001 Senior Auction Rate Notes, Class A-3        6/1/2035               --         --        50,000,000        2.30
2001 Senior Auction Rate Notes, Class A-4        6/1/2035               --         --        75,000,000        2.11
2001 Senior Auction Rate Notes, Class A-5        6/1/2035      100,000,000       1.52       100,000,000        2.20
2001 Senior Auction Rate Notes, Class A-6        6/1/2035               --         --       100,000,000        2.15
2001 Senior Auction Rate Notes, Class A-7        6/1/2035      100,000,000       1.50       100,000,000        2.20
2001 Subordinate Auction Rate Notes, Class B-1   6/1/2035       37,500,000       1.65        37,500,000        2.12
2001 Subordinate Auction Rate Notes, Class B-1   6/1/2035       37,500,000       1.60        37,500,000        2.20
2002 Senior Auction Rate Notes, Class A-1        6/1/2035       70,500,000       1.65                --          --
2002 Senior Auction Rate Notes, Class A-2        6/1/2035       70,500,000       1.39                --          --
2002 Senior Auction Rate Notes, Class A-3        6/1/2035       70,500,000       1.50                --          --
2002 Senior Auction Rate Notes, Class A-4        6/1/2035       70,500,000       1.52                --          --
2002 Senior Auction Rate Notes, Class A-5        6/1/2035      100,000,000       1.50                --          --
2002 Senior Auction Rate Notes, Class A-6        6/1/2035      100,000,000       1.50                --          --
2002 Senior Auction Rate Notes, Class A-7        6/1/2035       82,000,000       1.50                --          --
                                                              -------------                -------------
                                                            $ 1,419,000,000              $ 2,030,000,000
                                                              =============                =============


      On October 8, 2002, the Company sold a portfolio of student loans to Nelnet Student Loan Funding, LLC. Proceeds from the loan sale were used to redeem approximately $1.2 billion of the Company's notes. As a result of this transaction, the Company wrote down debt issuance costs of $5,219,919, that were related to the redeemed notes, through a charge to operations.

                                      F-10                           (Continued)

      Generally, the notes can be redeemed on any interest payment date at par plus accrued interest at the option of the Company, without a prepayment penalty. The Company's prospectus supplement for the 2001 Senior Fixed Rate Notes, Class A-1 provides that beginning July 1, 2003, scheduled payments will be made, only to the extent funds are available. Assuming funds are available, scheduled payments are due as follows:

              2003                                $    48,000,000
              2004                                     89,760,000
              2005                                     84,000,000
              2006                                     84,000,000
              2007                                     79,200,000
              2008 and thereafter                   1,034,040,000
                                                    --------------
                                                  $ 1,419,000,000
                                                    ==============

      The indenture of trust contains, among other requirements, covenants related to the restriction of funds to be maintained in a reserve fund. Management believes the Company is in compliance with all covenants of the note agreements at December 31, 2002 and 2001.

(5)   Income Taxes

      Components of the income tax expense (benefit) for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (date of inception) through December 31, 2000 are shown below.

                                   2002         2001         2000
                                -----------  -----------  ----------
          Current:
              Federal         $  3,562,539    3,474,268    (346,123)
              State                323,945      311,786     (30,585)
                                -----------  -----------  ----------
                                 3,886,484    3,786,054    (376,708)
                                -----------  -----------  ----------
          Deferred:
              Federal               30,148     (780,826)   (262,987)
              State                  2,663      (66,928)    (24,788)
                                -----------  -----------  ----------
                                    32,811     (847,754)   (287,775)
                                -----------  -----------  ----------
                              $  3,919,295    2,938,300    (664,483)
                                ===========  ===========  ==========


                                      F-11                           (Continued)

      The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit), computed by applying the federal statutory corporate tax rates to income (loss) before income tax expense (benefit) for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (date of inception) through December 31, 2000, as shown below.

                                                  2002       2001      2000
                                               ---------- ---------- ---------
     Computed "expected" income tax
       expense (benefit)                      $ 3,701,557  2,775,061  (627,567)
     Increase in income tax expense (benefit)
       resulting from:
         State taxes, net of Federal income
           tax expense (benefit)                  215,561    161,606   (36,916)
         Other                                      2,177      1,633        --
                                               ---------- ---------- ---------
                                              $ 3,919,295  2,938,300  (664,483)
                                               ========== ========== =========

      The Company's net deferred tax assets at December 31, 2002 and 2001 resulted primarily from the future tax benefit of the allowance for loan losses, not currently deductible for tax purposes. Management believes that it is more likely than not that the Company will generate sufficient future taxable income to fully recover deferred tax assets recognized and, therefore, no valuation allowance is required.

(6)   Fair Value of Financial Instruments

      Fair value estimates, methods, and assumptions are set forth below:

           Cash and Cash Equivalents, Restricted Cash - Held by Trustee, and Accrued Interest Receivable/Payable

           The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

           Student Loans Receivable

           The fair value of student loans receivable is estimated at amounts recently paid by Nelnet to acquire loans in the market. The fair value of the student loans receivable at December 31, 2002 and 2001 is approximately $1.26 billion and $1.98 billion, respectively.

           Notes Payable

           The fair value of notes payable is based on market prices for securities that possess similar credit risk and interest rate risk at or near December 31, 2002 and 2001. The estimated fair value of notes payable at December 31, 2002 and 2001 is approximately $1.43 billion and $2.04 billion, respectively.

                                      F-12                           (Continued)

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

(7)   Guarantee Agencies

      As of December 31, 2002 and 2001, Nebraska Student Loan Program, Inc., the Florida Department of Education Office of Student Financial Assistance, California Student Aid Commission, and the United Student Aid Funds, Inc. were the primary guarantors, guaranteeing approximately 85% and 66%, respectively, of the total student loans beneficially owned by the Company. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on the Higher Education Amendments of 1998, as amended, the security for and payment of any of the Company's obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guarantee agency. The Company, however, offers no assurances to that effect.

(8)   Related Parties

      Certain shareholders and directors of Nelnet are also officers and directors of Union Bank & Trust Company (UB&T). A majority of the loans currently held were purchased from UB&T and other wholly owned subsidiaries of Nelnet.

      Under the terms of an agreement, the Company contracts all loan servicing through Nelnet who contracts NLS as a sub-servicer. Fees paid to Nelnet are calculated using an annual asset-based charge ranging from 0.60% to 1.25% of the student loan principal balance, calculated monthly. The fees amounted to approximately $17.2 million, $13.6 million, and $5.4 million in 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, approximately $1.7 million and $2.9 million, respectively, was payable to Nelnet and NLS for loan servicing and is included in other liabilities on the accompanying balance sheets.

      During 2002 and 2001, the Company purchased student loans in the approximate amounts, from the following wholly owned subsidiaries of Nelnet. Premiums paid on these loans, not included in the amounts below, totaled approximately $19 million and $14 million in 2002 and 2001, respectively.

                                                   2002            2001
                                              -------------   -------------
      NELNET Student Loan Corporation-1     $           --     224,800,000
      NHELP-I, Inc.                            132,100,000     191,600,000
      NHELP-III, Inc.                          193,300,000      42,400,000
      NEBHELP, Inc.                            286,800,000     390,600,000
      MELMAC, LLC                                       --       4,900,000
      EFS Finance Co.                           53,800,000              --
      EMT Corp.                                  7,900,000              --



                                      F-13                           (Continued)

      During 2002 and 2001, the Company sold student loans, including unamortized premiums, to the following wholly owned subsidiaries of Nelnet. No gains or losses were recognized, as sales between wholly owned subsidiaries of Nelnet are recorded at amortized cost, which approximates fair value.

                                                          2002          2001
                                                     -------------  -----------
     Nelnet Student Loan Funding, LLC              $ 1,333,700,000           --
     Nelnet Student Loan Warehouse Corporation-1        77,300,000           --
     NEBHELP, Inc.                                      18,600,000   54,900,000


      During 2002 and 2001, the Company purchased student loans of approximately $59 million and $270 million, respectively, from UB&T. Premiums paid on these loans totaled approximately $1.2 million and $3.4 million, respectively.

      During 2002, the Company paid a related party through common ownership approximately $280,000 for services related to the Company's debt issuance. This payment has been recorded as debt issuance costs in the accompanying balance sheet at December 31, 2002.

      The Company incurred fees to Nelnet for managerial and administrative support for the operations of the Company based on a service agreement that requires 0.015% of the average outstanding loan balance to be paid monthly. In addition, Nelnet has provided additional services to the Company on an as-needed transactional basis. These fees, included in other general and administrative expenses on the accompanying statements of operations, amounted to approximately $3.6 million, $2.6 million, and $800,000 in 2002, 2001, and 2000, respectively.


                                      F-14                           (Continued)